Form 10-Q
period 1996-03-31
PEOPLES CHOICE TV CORP
filed 1996-05-14
CIK 903275

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1996
                                          --------------

                        COMMISSION FILE NUMBER:  0-21920

                            PEOPLE'S CHOICE TV CORP.
            ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                       06-1366643
- - - ---------------------------------------------           -------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION           (I.R.S. EMPLOYER
OF ORGANIZATION)                                        IDENTIFICATION NO.)

        2 CORPORATE DRIVE, SHELTON, CT                         06484
- - - ----------------------------------------------             --------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

THE COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE:        (203) 925-7900
                                                            --------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                  X
                -----                       -----
                 YES                          NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $.01 PAR VALUE: 12,868,817 SHARES AS OF MAY 9, 1996.

                            PEOPLE'S CHOICE TV CORP.
                            ------------------------

                                     INDEX
                                     -----



PART I FINANCIAL INFORMATION
- - - ----------------------------
                                                                   PAGE(S)
                                                                   -------

Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 1995
          and March 31, 1996                                          2


         Consolidated Statements of Operations for the Three
          Month Periods Ended March 31, 1995 and 1996                 3


         Consolidated Statements of Stockholders'
          Equity for the Three Month Periods Ended
          March 31, 1995 and 1996                                     4


         Consolidated Statements of Cash Flows for the Three Month
          Periods Ended March 31, 1995 and 1996                      5-6


         Notes to Consolidated Financial Statements                  7-9


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                 10-12


PART II OTHER INFORMATION
- - - -------------------------

Items 1-5.  OTHER INFORMATION                                        13


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                            13



SIGNATURES                                                           14
- - - ----------

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                          DECEMBER 31,    MARCH 31,
                                              1995           1996
                                          ------------   -----------
ASSETS
Cash and cash equivalents                 $ 23,243,558   $ 14,952,946
Marketable securities                      112,433,408    103,771,892
Subscriber receivables, net of
  allowance for doubtful accounts
  of $651,300 and $422,000                   2,447,297      2,114,866
Notes and other receivables                  4,073,719      3,632,133
Prepaid expenses and other assets            7,394,211      7,659,860
Investment in wireless systems and
  equipment, at cost, net of
  accumulated depreciation and
  amortization of $33,662,121
  and $40,727,805                          208,578,950    208,229,707
Organization and financing costs net of
  accumulated amortization of $1,790,017
  and $1,641,605                             7,406,205      6,987,537
Excess of purchase price over fair
  market value of assets acquired
  net of accumulated amortization of
  $360,998 and $494,811                      7,515,329     11,624,631
                                          ------------   ------------
         Total assets                     $373,092,677   $358,973,572
                                          ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes and other payables               $202,317,369   $208,589,367
   Accounts payable                          4,131,968      1,970,166
   Accrued expenses                          6,098,976      5,295,208
   Subscriber advance payments and
     deposits                                2,052,969      1,970,302
   Minority interest in consolidated
     subsidiaries                            1,297,188      1,235,225
                                          ------------   ------------
         Total liabilities                 215,898,470    219,060,268
Commitments and Contingencies  (Note 4)             --             --
Convertible Pay-In-Kind Preferred Stock,
  liquidation preference $100 per share     54,577,371     55,909,476
PCTV Detroit cumulative preferred stock      6,098,000      6,231,087

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value,
  4,440,811 shares authorized,
  no shares issued and outstanding                  --             --
Common stock, $0.01 par value,
  75,000,000 shares
  authorized, 12,841,203 shares
  issued and outstanding
  at December 31, 1995 and March 31, 1996      128,412        128,412
Additional paid-in capital                 172,415,949    170,950,756
Warrants                                     4,331,244      4,331,244
Accumulated deficit                        (80,356,769)   (97,637,671)
                                          ------------   ------------
           Total stockholders' equity       96,518,836     77,772,741
                                          ------------   ------------
           Total liabilities and
             stockholders' equity         $373,092,677   $358,973,572
                                          ============   ============


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                        ----------------------------
                                              1995          1996
                                          ------------  -------------

REVENUES                                  $ 5,473,260   $  8,548,470
                                          -----------   ------------

COSTS AND EXPENSES:
   Operating costs and expenses             9,233,543     11,884,979
   Depreciation and amortization            4,212,128      8,478,245
                                          -----------   ------------
                                           13,445,671     20,363,224
                                          -----------   ------------
       Operating loss                      (7,972,411)   (11,814,754)

LOSS ON SALES AND WRITEDOWN OF
   ASSETS (Note 3)                                 --       (343,381)

INTEREST EXPENSE:
   Omni and BCI                               (50,957)            --
   Non Cash                                        --     (6,420,508)
   Cash                                      (144,632)      (235,360)

INTEREST INCOME AND OTHER                     143,298      1,532,138
EQUITY INTEREST IN PREFERRED
   ENTERTAINMENT, INC.                       (845,374)            --
MINORITY INTEREST                              54,728         27,963
                                          -----------   ------------
Loss before income tax                     (8,815,348)   (17,253,902)
Income tax expense                             46,313         27,000
                                          -----------   ------------
Loss before extraordinary gain             (8,861,661)   (17,280,902)

EXTRAORDINARY GAIN ON EARLY
   EXTINGUISHMENT OF DEBT                   1,197,424             --
                                          -----------   ------------
Net loss                                   (7,664,237)   (17,280,902)
Preferred dividends                          (624,773)    (1,465,193)
                                          -----------   ------------
Loss applicable to common shares          $(8,289,010)  $(18,746,095)
                                          ===========   ============

Loss per common share:
   Loss before extraordinary gain               $(.94)        $(1.43)
   Extraordinary gain                             .12             --
                                          -----------   ------------
   Net loss                                     $(.82)        $(1.43)
                                          ===========   ============

Weighted average number of common
   shares outstanding                      10,138,298     13,068,730
                                          ===========   ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                  (UNAUDITED)

                                         COMMON STOCK         ADDITIONAL
                                          PAR VALUE             PAID-IN                   ACCUMULATED
                                    SHARES          AMOUNT      CAPITAL     WARRANTS        DEFICIT
                                    ------          ------    ----------    --------      -----------
Balance, December 31, 1994          9,758,208      $ 97,582  $110,020,895            --  $(27,121,626)
Net loss                                   --            --            --            --    (7,664,237)
Issuance of common stock in
  exchange                            187,143         1,872     3,312,416            --            --
Dividends on Convertible
  Preferred Stock                          --            --      (624,773)           --            --
                                   ----------      --------  ------------    ----------  ------------
Balance, March 31, 1995             9,945,351      $ 99,454  $112,708,538            --  $(34,785,863)
                                   ==========      ========  ============    ==========  ============

Balance, December 31, 1995         12,841,203      $128,412  $172,415,949    $4,331,244  $(80,356,769)
Net Loss                                   --            --            --            --   (17,280,902)
Dividends on Cummulative
   Preferred Stock                         --            --      (133,088)           --            --
Dividends on Convertable
   Preferred Stock                         --            --    (1,332,105)           --            --
                                   ----------      --------  ------------    ----------  ------------
Balance, March 31, 1996            12,841,203      $128,412  $170,950,756    $4,331,244  $(97,637,671)
                                   ==========      ========  ============    ==========  ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                          ---------------------------
                                              1995          1996
                                          ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $(7,664,237)  $(17,280,902)
Adjustments to reconcile net loss to
 net cash used in operations-
     Depreciation and amortization          4,212,128      8,478,245
     Minority interest in subsidiaries        (54,728)       (27,963)
     Equity interest in Preferred
      Entertainment, Inc.                     845,374             --
     Extraordinary gain on early
      extinguishment of debt               (1,197,424)            --
     Amortization of original issue
      discount                                     --      6,245,673
     Amortization of imputed discount
      on debt                                      --        174,835
     Loss on sales and writedown of
      assets                                       --        343,381
     Provision for losses on subscriber
      receivables                             580,500        287,000
      Changes in assets and liabilities-
        Increase in subscriber
         receivables                         (879,009)      (227,024)
        (Increase) decrease in notes
         and other receivables               (815,834)        21,987
        (Increase) decrease in prepaid
         expenses and other assets           (654,737)         3,974
        Increase in organization and
         financing costs                     (635,953)            --
        Decrease in accounts payable         (104,724)    (1,220,158)
        Decrease in accrued expenses       (1,072,202)    (1,052,643)
        Increase (decrease) in
         subscriber advance payments
         and deposits                         226,769       (110,066)
        Decrease in due to affiliates        (107,027)            --
                                          -----------   ------------
            Net cash used in operating
             activities                    (7,321,104)    (4,363,661)
                                          -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                  --     (1,354,468)
Proceeds principally from maturity of
 marketable securities                      2,495,920     10,015,982
Proceeds from sales of assets                      --        212,555
Acquisition of Sat-Tel Services, Inc.              --     (3,359,198)
Acquisition of Tilden and Anahuac
 frequencies                                       --     (2,253,687)
Sale of interest in Preferred
 Entertainment of Champaign                        --      1,839,889
Acquisition of Casa Grande frequencies     (1,200,000)            --
Investment in wireless systems and
 equipment                                 (9,923,389)    (5,675,835)
Issuance of additional notes receivable
 from affiliates                              (93,382)            --
Repayment of notes receivable from
 affiliates and related parties               121,726             --
                                          -----------   ------------
          Net cash used in investing
           activities                      (8,599,125)      (574,762)
                                          -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable        99,000             --
Repayment of notes payable                   (568,155)    (3,318,189)

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                          ------------------------
                                             1995          1996
                                          -----------  -----------

Buyout of minority interest                        --      (34,000)
Proceeds from the issuance of
 convertible preferred stock, net          40,000,000           --
                                          -----------  -----------
Net cash provided by (used in)
 financing activities                      39,530,845   (3,352,189)
                                          -----------  -----------
     Net increase (decrease) in cash       23,610,616   (8,290,612)

Cash and cash equivalents, beginning of
 year                                       5,106,343   23,243,558
                                          -----------  -----------
Cash and cash equivalents, end of period  $28,716,959  $14,952,946
                                          ===========  ===========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid for interest, net of
    amount capitalized                    $   178,550  $   226,511
   Cash received for interest                  86,268    1,590,525

Supplemental disclosures of noncash
 investing and financing activities:
During 1995 the Company acquired
          frequency rights in exchange for
          7,143 shares of common stock.
          In addition, the $4,500,000
          BCI note payable was
          exchanged for 180,000 shares
          of the Company's  common
          stock.
During 1996 in connection with the
          acquisition of Sat-Tel Services,
          Inc., the Company issued a
          note payable in the amount
          of $1,250,000.  In addition,
          the Company acquired a note
          receivable in the amount of
          $175,000 in connection with
          the sale of a cable system.

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) The consolidated balance sheet as of March 31, 1996, the consolidated statements of operations for the three months ended March 31, 1995 and 1996 and the consolidated statements of stockholders' equity and cash flows for the three months ended March 31, 1995 and 1996 have been prepared by People's Choice TV Corp. (the "Company" or "PCTV") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and 1996 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Certain prior period amounts have been reclassified to conform with current period presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1995 included in the Company's filing on Form 10-K/A. The results of operations for the three month periods ended March 31, 1995 and 1996 are not necessarily indicative of the operating results for the full year.

(2)  MARKETABLE SECURITIES:

     Marketable securities consist of US Treasury Bills which mature July 25, 1996. The Company has classified these securities as held-to-maturity and they are recorded at amoritized cost.

(3)  ACQUISITIONS AND DISPOSITIONS:

     In January 1996, the Company acquired rights to wireless frequencies and certain other assets in the Tilden, Illinois and Anahuac, Texas markets for a purchase price of approximately $2,300,000. The Company acquired leases for 20 and 16 channels in Tilden and Anahuac, respectively.

     In January 1996, Preferred Entertainment of Champaign ("Champaign"), of which Specchio Development Investment Corp. ("SDIC") had a two thirds partnership interest, was sold for approximately $2,200,000. The Company's share of the proceeds, after payment of all outstanding liabilities, was approximately $670,000, resulting in a gain on sale of approximately $195,000.

     On January 26, 1996, the Company acquired Sat-Tel Services Inc. ("Sat-Tel"), its exclusive installation and technical service company. The purchase price was $5,000,000, which consisted of $3,750,000 in cash (which included repayment of two promissory notes in the amount of $410,000 to the shareholders) and a note payable in the amount of $1,250,000 due January 26, 1997 with an interest rate of 5.5% per year, which can be exchanged for 69,145 common shares of the Company at the option of the note holder. This election shall be made prior to the one year anniversary of the note subject to certain conditions. Also, at closing, the Company repaid $1,500,000 of bank debt that was owed by Sat-Tel. As additional consideration, 27,614 common shares valued at $445,000 were issued to the former owners in April 1996. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed. The Company believes the acquisition will reduce its installation expenses because the Company will no longer be paying an outside contractor to perform installation services.

     On August 29, 1995 the Company closed on an acquisition transaction with Eastern Cable Networks Corp. and affiliates ("ECN") by which the Company acquired the rights to 26 wireless cable frequencies in the Detroit market and certain other related assets. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed.

     Prior to September 8, 1995 the Company owned 22.2% of the Preferred Entertainment, Inc. ("PEI") Common Stock. On September 8, 1995, PCTV and PEI closed on a merger transaction pursuant to which PCTV acquired PEI through a merger in which PEI became an indirect wholly-owned subsidiary of PCTV.
Pursuant to the merger agreement, PCTV acquired each share of PEI Common Stock that it did not already own. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     Summarized below are the pro forma unaudited results of operations for the three months ended March 31, 1995 assuming the ECN and PEI acquisitions had occurred on January 1, 1995. Adjustments have been made for depreciation and amortization of the fair value write-up of assets acquired, interest expense on debt issued in the ECN acquisition, the elimination of the equity in the net loss of PEI recorded by the Company in 1995 and dividends on the preferred stock issued in the ECN acquisition. The pro forma loss per common share assumes shares issued in connection with the PEI acquisition had been outstanding since January 1, 1995.

                                          Three Months Ended
                                            March 31, 1995
                                          -------------------

Revenues                                        $  7,877,000
Loss before extraordinary gain                   (12,853,000)
Net loss                                         (11,656,000)
Pro forma loss applicable to common
 shares                                          (12,461,000)

Net loss per common share:
Loss before extraordinary gain                  $      (1.06)
Extraordinary gain                                       .09
                                                ------------
Net loss                                        $     (  .97)
                                                ============
Pro forma weighted average number of
 common shares outstanding                        12,899,000
                                                ============

     Included in the proforma net loss are PEI costs in the amount of $250,000 associated with the acquisition of PEI for 1995.

     During 1996, the Company recorded a further writedown to net realizable value of the underlying collateral on the non-recourse note receivable from Michael J. Specchio payable May 14, 1996, resulting in a loss of $517,500.

(4)  COMMITMENTS AND CONTINGENCIES:

     On March 28, 1996, the FCC auction for MMDS and/or MDS authorizations for Basic Trading Areas ("BTA") came to a conclusion. The BTA authorizations will allow the Company to expand its existing coverage of MDS and MMDS channels throughout the geographic boundaries of the BTA, to license unallocated MDS or MMDS channels in the Company's BTA's and to implement technological advances. The Company purchased 28 BTA authorizations which contain 12,054,005 television households, including each of the BTA authorizations for the Company's nine primary markets. The purchase price was $12,895,000; however, the Company qualifies for a 15% discount resulting in a net purchase price of $10,960,000. The payment terms require (i) a 20% downpayment ($2,192,000), (ii) payments of interest on the remaining principal amount during the two years after the auction closes, and (iii) beginning two years after the auction closes, amortization of the remaining principal amount ($8,768,000) and interest over an eight year period. The interest rate is 2.5% plus the rate of the effective ten-year U.S. Treasury obligation at the time the BTA authorization is issued. The Company had placed a $3,000,000 deposit with the FCC on October 27, 1995, so the Company will receive a refund of approximately $808,000 when the 20% downpayment is due. The granting of the BTA authorizations is expected to take place during the second half of 1996.

     The Company is subject to claims and contingencies related to taxes, litigation and other matters arising out of the normal course of business. People's Choice TV Tucson, Inc. ("PCTV Tucson") may be assessed by the City of Tucson for unpaid telecommunications taxes which, as of March 31, 1996 was approximately $637,000 plus accrued interest and penalties. The tax accrues at two percent (2%) of gross revenues, system-wide, for PCTV Tucson. The City of Tucson has notified the Company that it believes that PCTV Tucson is subject to the tax but has taken no additional action to recover the taxes that would be payable. The Company and PCTV Tucson do not believe PCTV Tucson is subject to the tax and intend to vigorously contest this matter. If PCTV Tucson is deemed subject to the tax, it would be their intent to add the tax to subscriber billings, except PCTV Tucson would not be able to recover the amount of tax accrued to that date.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     Except as discussed below, the Company is not a party to any litigation that could have a material adverse effect on its business, results of operations or financial condition.

     Cable Equity Partners, Inc. ("CEP") has filed a complaint against the Company and People's Choice TV of Houston, Inc. The complaint was filed in the state courts of Texas. The complaint alleges causes of action based upon slander, libel, and tortious interference with contractual relations. The complaint relates to certain oral and written commentary the Company provided to an investment banking firm with respect to a private placement memorandum prepared by CEP for an offering of notes and warrants by CEP. CEP alleges that the commentary the Company provided to the investment banking firm constituted slander, libel and tortious interference with contractual relations. CEP claims damages in excess of $20 million. The Company has retained counsel and has filed an answer denying all of the allegations in the complaint. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses in this action and intends to defend vigorously against this action. The Company believes that the eventual outcome of this action will not have a material adverse effect on the consolidated financial condition of the Company.

     Wireless Enterprises, Inc. and Indianapolis Wireless, L.P. have filed a complaint against the Company in U.S. district court in Connecticut. The complaint alleges causes of action based on fraud, tortious interference with contract, negligence, breach of good faith, and unfair trade practices. The complaint alleges that the company took certain actions with respect to the Detroit market that deprived plaintiffs of the opportunity to acquire certain wireless cable frequencies in that market. The complaint alleges that by taking such actions the Company breached certain obligations to the plaintiffs. The complaint seeks money damages and injunctive relief. The Company has retained counsel and has filed a motion to dismiss all of the actions stated in the complaint. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses in this action and intends to defend vigorously against this action. The Company believes that the eventual outcome of this action will not have a material adverse effect on the consolidated financial condition of the Company.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K/A for the year ended December 31, 1995.

RESULTS OF OPERATIONS:

STRATEGIC DIRECTION
- - - -------------------

          During 1996, the Company's strategy is to conserve capital pending the implementation of digital video compression technology. Pursuant to this strategy, the Company does not plan to materially increase its number of customers in 1996. The Company believes that the implementation of digital video compression technology will expand its video product offering (possibly beyond the number available from the Company's hardwire cable competitors) and enhance its ability to attract and retain customers and at such time the Company expects to resume a strong customer growth strategy. There can be no assurance that PCTV will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for subscription television services.

REVENUES
- - - --------

          Revenues increased $3.1 million or 56% from the three month period ended March 31, 1995 to 1996. The increase in revenues is principally attributable to the acquisition of the Chicago and Detroit systems in late 1995 and the additions of customers in the Houston and Phoenix systems. Customer count has increased from 54,100 at March 31, 1995 to 81,300 at March 31, 1996, an increase of 50%. These acquisitions accounted for approximately 21,000 customers at March 31, 1996.

OPERATING COSTS AND EXPENSES
- - - ----------------------------

          Operating costs and expenses increased $2.7 million or 29% from the three month period ended March 31, 1995 to 1996 primarily due to the acquisitions of the Chicago and Detroit systems and the addition of customers in the Houston and Phoenix systems, partially offset by costs incurred in the prior year related to delinquent accounts in the Houston system.

DEPRECIATION AND AMORTIZATION
- - - -----------------------------

          Depreciation and amortization expense includes depreciation and amortization of wireless systems and equipment and amortization of frequency rights. Depreciation and amortization expense increased from the three month period ended March 31, 1995 to 1996 principally due to the acquisition of the Chicago and Detroit systems, to the installation of receiving equipment for new customers in the Company's other operating systems and to amortization of debt acquisition costs. The Company's direct costs of obtaining customers exceeds installation revenue. These excess costs are capitalized and amortized over a
three year period, or the life of the customer if shorter.   The Company expects
that depreciation and amortization expense will continue to increase in the foreseeable future.

OPERATING LOSS
- - - --------------

          Operating loss increased to $11.8 million from $8.0 million for the three months ended March 31, 1996 from the comparable period of the prior year principally due to increases in depreciation and amortization expense partially offset by the net increase in revenues compared to operating costs. Similarly, cash flows from operating activities improved to $(4.4) million from $(7.3) million primarily due to an increase in interest income in 1996 compared to 1995. Also notes and other receivables and organization and financing costs increased in 1995 as compared to 1996.

LOSS ON SALES AND WRITEDOWN OF ASSETS
- - - -------------------------------------

          Loss on sales and writedown of assets includes a $517,500 writedown of a note receivable to net realizable value, offset by a $195,000 gain on sale of Champaign.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST EXPENSE
- - - ----------------

          Interest expense was $6.7 million and $.2 million for the three months ended March 31, 1996 and 1995, respectively. The increase in interest expense from 1995 to 1996 was primarily a result of the issuance of the Senior Discount Notes in 1995. Non-cash interest expense totalled $6.4 million in 1996 of which $6.2 million was recorded on the Senior Discount Notes.

INTEREST INCOME AND OTHER
- - - -------------------------

          Interest income was $1.5 million and $.1 million for the three months ended March 31, 1996 and 1995, respectively. Interest income increased in 1996 compared to 1995 primarily as a result of the investment of the net proceeds from the issuance of the Convertible Preferred Stock and Senior Discount Notes.

EQUITY INTEREST IN PREFERRED ENTERTAINMENT, INC.
- - - ------------------------------------------------

          Equity interest in operations includes (i) the Company's pro rata share of the net loss of PEI's operations for the three months ended March 31, 1995 and (ii) amortization of excess purchase price over fair market value of
net assets acquired.   The Company acquired PEI on September 8, 1995.  The
Company's statement of operations includes the results of PEI from the date of acquisition.

MINORITY INTEREST
- - - -----------------

          Amounts represent primarily the minority interest in the Company's Indianapolis system.

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT
- - - --------------------------------------------------

          Amount represents a net gain on early extinguishment of a $4.5 million note in exchange for 180,000 common shares of the Company's stock.

NET LOSS
- - - --------

          For the three month periods ended March 31, 1995 and 1996, the Company incurred net losses of approximately $7.7 million, and $17.3 million, respectively. These net losses are principally attributable to the significant expenses incurred in connection with the development of the Company's business, which is described above.


LIQUIDITY AND CAPITAL RESOURCES
- - - -------------------------------

          Cash, cash equivalents and marketable securities decreased to $118.7 million at March 31, 1996 from $135.7 million at December 31, 1995, a decrease of $17.0 million. This decrease is primarily attributable to cash used in operating activities, the acquisition of Sat-Tel, the acquisition of the Tilden and Anahuac frequencies, repayment of notes payable, investment in wireless systems and equipment partially offset by cash received on the sale of our interest in Preferred Entertainment of Champaign.

          The wireless cable business is a capital intensive business. The Company's operations require substantial capital investment for (i) the acquisition or leasing of wireless cable channel rights in certain markets, (ii) the construction of headend/transmission facilities as well as customer service, maintenance and installation facilities in several cities, (iii) the installation of customers, and (iv) the funding of initial start-up losses.

          During 1996, the Company's strategy is to conserve capital pending the implementation of digital video compression technology. Pursuant to this strategy, the Company does not plan to materially increase its number of customers in 1996. In 1996, the Company has spent $5.7 million for capital expenditures other than acquisitions compared to $9.9 million in 1995. To fund such capital expenditures for the remainder of 1996, the Company anticipates using the Company's available cash and marketable securities ($118.7 million at March 31, 1996).

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The level of capital expenditures incurred for customer installations is variable and directly dependent on the customer installation activities of the Company. Therefore, actual customer installation expenditures may be more or less than the Company's estimate. Further significant capital expenditures for customer installations are expected to be incurred by the Company in 1997 and subsequent years. If the Company does not have adequate liquidity to fund its desired capital expenditure plans, the Company may delay the launch of new markets and slow down its system expansion activities in its operating markets.

          A substantial portion of the costs of acquiring wireless cable channel rights and establishing headend/transmission facilities for the Chicago, Detroit, Houston, Phoenix, St. Louis and Tucson Systems have already been paid. The Company estimates that the launch of a wireless cable system in a major market for which it controls channel rights currently involves the expenditure of approximately $3.0 million for headend/transmission equipment and approximately $1.0 million for certain start-up expenditures which must be made by the Company before it can commence the delivery of programming to its customers. Installation costs per customer generally are incurred shortly before or after a customer signs up for the Company's wireless cable service. The Company anticipates that the development of its wireless cable systems with digital technology will involve capital expenditures higher than those involved in implementing analog technology because of the increased costs for the more complex converter boxes and other equipment which utilize the digital technology. The Company believes that it will be able to recover its remaining investment in analog converter boxes through sales of such boxes to wireless cable system operators who intend to implement digital service at a later date than the Company.

          The Company has experienced negative cash flow from operations in each year since its formation, and although more mature individual systems of the Company may generate positive cash flow from operations, the Company expects to continue to experience negative consolidated cash from operations due to operating costs associated with its system development, expansion and acquisition activities. Until sufficient cash flow is generated from operations, the Company will have to utilize its current capital resources or external sources of funding to satisfy its capital needs. The development of wireless cable systems in the Company's major markets referred to above in subsequent years, the development of the Company's other markets, acquisitions of additional channel rights and wireless cable systems and the Company's general corporate activities will require the Company to secure significant additional financing in the future and there can be no assurance that such financings will be available when required.

                          PART II   OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K


(a) Exhibits

     (2)  Not Applicable

     (4)  Not Applicable

    (10)  Not Applicable

    (11) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

    (15)  Not Applicable

    (18)  Not Applicable

    (19)  Not Applicable

    (20)  Not Applicable

    (23)  Not Applicable

    (24)  Not Applicable

    (25)  Not Applicable

    (27)  Financial Data Schedule

    (28)  Not Applicable

(b) Reports on Form 8-K
          None

Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized



                               PEOPLE'S CHOICE TV CORP.
                               ------------------------
                                    (Registrant)



Date:  May 9, 1996             By   /s/ Charles F. Schwartz
                               ---------------------------------------
                               Name: Charles F. Schwartz
                               Senior Vice President and
                               Chief Financial Officer
                               and Principal Accounting Officer