Form 10-Q
period 1996-06-30
PEOPLES CHOICE TV CORP
filed 1996-08-12
CIK 903275

                       SECURITIES & EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1996
                                          -------------

                        Commission File Number:  0-21920

                            People's Choice TV Corp.
                -----------------------------------------------
             (Exact name of Registrant as specified in its Charter)

       Delaware                                            06-1366643
- ----------------------------------                       --------------
(State or other jurisdiction of incorporation           (I.R.S. employer
of organization)                                        identification No.)

    2 Corporate Drive, Shelton, CT                               06484
- ----------------------------------                            ------------
(Address of principal executive offices)                       (Zip code)

The Company's telephone number, including area code:        (203) 925-7900
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

Common Stock, $.01 par value: 12,868,817 shares as of August 7, 1996.

                           PEOPLE'S CHOICE TV CORP.
                           ------------------------

                                     INDEX
                                     -----



PART I FINANCIAL INFORMATION
- ----------------------------                                           PAGE(S)
                                                                       -------
Item 1.      FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of December 31, 1995
              and June 30, 1996                                             2


             Consolidated Statements of Operations for the Three
              and Six Month Periods Ended June 30, 1995 and 1996            3


             Consolidated Statements of Stockholders'
              Equity for the Six Month Periods Ended
              June 30, 1995 and 1996                                        4


             Consolidated Statements of Cash Flows for the Six Month
              Periods Ended June 30, 1995 and 1996                          5-6


             Notes to Consolidated Financial Statements                     7-9


Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                   10-12


PART II OTHER INFORMATION
- -------------------------


Items 1-5.   OTHER INFORMATION                                             13


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                              13



SIGNATURES                                                                 14
- ----------

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)





                                     December 31,                      June 30,
                                         1995                            1996
                                     ------------                    ------------
ASSETS
Cash and cash equivalents            $ 23,243,558                    $  4,355,232
Marketable securities                 112,433,408                     110,687,648
Subscriber receivables, net of
 allowance for doubtful accounts
 of $651,300 and $380,900               2,447,297                       2,056,251
Notes and other receivables             4,073,719                       3,585,609
Prepaid expenses and other assets       7,394,211                       5,515,376
Investment in wireless systems and
 equipment, at cost, net of
 accumulated depreciation and
 amortization of $33,662,121
 and $47,879,238                      208,578,950                     203,504,915
Organization and financing costs
 net of accumulated
 amortization of $1,790,017 and
 $2,053,137                             7,406,205                       6,576,005
Excess of purchase price over fair
 market value of assets acquired
   net of accumulated amortization
    of $360,998 and $656,191            7,515,329                      11,951,901
                                     ------------                    ------------
         Total assets                $373,092,677                    $348,232,937
                                     ============                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes and other payables          $202,317,369                   $ 214,840,312
   Accounts payable                     4,131,968                       1,511,497
   Accrued expenses                     6,098,976                       5,544,638
   Subscriber advance payments and
    deposits                            2,052,969                       1,959,577
   Minority interest in
    consolidated subsidiaries           1,297,188                       1,205,141
                                     ------------                   -------------
         Total liabilities            215,898,470                     225,061,165

Commitments and Contingencies
 (Note 4)                                     ---                             ---
Convertible Pay-In-Kind Preferred
 Stock, liquidation preference $100
  per share                            54,577,371                      57,305,392
PCTV Detroit cumulative preferred
 stock                                  6,098,000                       6,362,953

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value,
 4,427,064 shares authorized,
 no shares issued and
 outstanding                                  ---                             ---
Common stock, $0.01 par value,
 75,000,000 shares authorized,
 12,841,203 shares and
 12,868,817 shares issued
 and outstanding at
 December 31, 1995
 and June 30, 1996,
 respectively                             128,412                         128,688
Additional paid-in capital            172,415,949                     168,961,725
Warrants                                4,331,244                       4,331,244
Accumulated deficit                   (80,356,769)                   (113,918,230)
                                     ------------                   -------------
           Total stockholders'
            equity                     96,518,836                      59,503,427
           Total liabilities and     ------------                   -------------
            stockholders' equity     $373,092,677                   $ 348,232,937
                                     ============                   =============


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          Three Months Ended             Six Months Ended
                                               June 30,                      June 30,
                                     ----------------------------  -----------------------------
                                         1995           1996            1995           1996
                                     -------------  -------------  --------------  -------------

REVENUES                             $  5,572,232   $  8,590,408   $  11,045,492   $ 17,138,878
                                     ------------   ------------   -------------   ------------

COSTS AND EXPENSES:
   Operating costs and expenses         9,951,624     11,233,905      19,185,167     23,118,884
   Depreciation and amortization        3,881,193      8,470,575       8,093,321     16,948,820
                                     ------------   ------------   -------------   ------------
                                       13,832,817     19,704,480      27,278,488     40,067,704
                                     ------------   ------------   -------------   ------------
       Operating loss                  (8,260,585)   (11,114,072)    (16,232,996)   (22,928,826)

GAIN (LOSS) ON SALES AND
   WRITEDOWN OF ASSETS (Note 3)               ---        124,597             ---       (218,784)

INTEREST EXPENSE:
   Omni and BCI                           (30,204)           ---         (81,161)           ---
   Non Cash                            (2,699,365)    (6,562,155)     (2,699,365)   (12,982,663)
   Cash                                   (92,952)      (204,968)       (237,584)      (440,328)

INTEREST INCOME AND OTHER               1,557,459      1,441,955       1,700,757      2,974,093
EQUITY INTEREST IN PREFERRED
   ENTERTAINMENT, INC.                   (869,396)           ---      (1,714,770)           ---
MINORITY INTEREST                         (34,878)        30,084          19,850         58,047
                                     ------------   ------------   -------------   ------------

Loss before income tax                (10,429,921)   (16,284,559)    (19,245,269)   (33,538,461)
Income tax expense (benefit)              132,387         (4,000)        178,700         23,000
                                     ------------   ------------   -------------   ------------
Loss before extraordinary gain        (10,562,308)   (16,280,559)    (19,423,969)   (33,561,461)

EXTRAORDINARY GAIN ON EARLY
   EXTINGUISHMENT OF DEBT                     ---            ---       1,197,424            ---
                                     ------------   ------------   -------------   ------------
Net loss                              (10,562,308)   (16,280,559)    (18,226,545)   (33,561,461)
Preferred dividends                    (1,253,029)    (1,527,781)     (1,877,802)    (2,992,974)
                                     ------------   ------------   -------------   ------------

Loss applicable to common shares     $(11,815,337)  $(17,808,340)  $ (20,104,347)  $(36,554,435)
                                     ============   ============   =============   ============

Loss per common share:
   Loss before extraordinary gain          $(1.16)        $(1.36)         $(2.10)        $(2.79)
   Extraordinary gain                         ---            ---             .12            ---
                                     ------------   ------------   -------------   ------------
   Net loss                                $(1.16)        $(1.36)         $(1.98)        $(2.79)
                                     ============   ============   =============   ============

Weighted average number of common
   shares outstanding                  10,180,008     13,094,174      10,157,694     13,081,453
                                     ============   ============   =============   ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                  (Unaudited)


                                       Common Stock             Additional
                                        Par Value                Paid-In                          Accumulated
                               Shares                Amount      Capital          Warrants           Deficit
                               ----------------------------     ----------        --------         -----------


Balance, December 31, 1994      9,758,208      $    97,582     $110,020,895                       $(27,121,626)
Net loss                              ---              ---              ---                        (18,226,545)
Issuance of common stock in
  exchange                        187,143            1,872        3,312,416                                ---
Exercise of stock options          12,950              129          180,566                                ---
Issuance of warrants in
  debt offer                          ---              ---              ---   $  3,756,840                 ---
Dividends on Convertible
  Preferred Stock                     ---              ---      (1,877,802)            ---                 ---
                               ----------      ------------    ------------   ------------       --------------
Balance, June 30, 1995          9,958,301      $     99,583    $111,636,075   $  3,756,840       $  (45,348,171)
                               ==========      ============    ============   =============      ===============

Balance, December 31, 1995     12,841,203      $    128,412    $172,415,949   $  4,331,244       $ (80,356,769)
Net Loss                              ---               ---             ---            ---         (33,561,461)
Issuance of common stock
  in acquisition (Note 3)          27,614               276         445,000            ---                ---
Stock options expired                 ---               ---        (906,250)           ---                ---
Dividends on Cumulative
   Preferred Stock                    ---               ---        (264,953)           ---                ---
Dividends on Convertible
   Preferred Stock                    ---               ---      (2,728,021)           ---                ---
                             ------------      ------------    ------------   ------------       -------------

Balance, June 30, 1996         12,868,817      $    128,688    $168,961,725   $  4,331,244       $(113,918,230)
                             ============      ============    ============   ============       =============





          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                Six Months Ended
                                                    June 30,
                                              1995            1996
                                          -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $(18,226,545)   $(33,561,461)
Adjustments to reconcile net loss to
 net cash used in operations-
     Depreciation and amortization           8,093,321      16,948,820
     Minority interest in subsidiaries         (19,850)        (58,047)
     Equity interest in Preferred
      Entertainment, Inc.                    1,714,770             ---
     Extraordinary gain on early
      extinguishment of debt                (1,197,424)            ---
     Amortization of original issue
      discount                               2,641,089      12,632,993
     Amortization of imputed discount
      on debt                                   58,276         349,670
     Loss on sales and writedown of
      assets                                       ---         218,784
     Provision for losses on subscriber
      receivables                              770,800         509,500
     Changes in assets and liabilities-
        Increase in subscriber
         receivables                          (469,082)       (390,910)
        Increase in notes and other
         receivables                        (1,928,375)       (106,489)
        (Increase) decrease in prepaid
         expenses and other assets            (404,089)      1,996,167
        Increase in organization and
         financing costs                      (749,320)            ---
        Decrease in accounts payable        (1,019,381)     (1,764,167)
        Decrease in accrued expenses        (1,443,254)     (1,128,180)
        Increase (decrease) in
         subscriber advance payments
         and deposits                          176,845        (120,791)
        Decrease in due to affiliates         (706,583)            ---
                                          ------------    ------------
            Net cash used in operating
             activities                    (12,708,802)     (4,474,111)
                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                  ---     (56,023,222)
Proceeds principally from maturity of
 marketable securities                       2,495,920      57,768,982
Purchase of wireless systems and
 equipment from Broadcast Cable,
  Inc.                                      (3,773,246)            ---
Proceeds from sales of assets                      ---         429,817
Acquisition of Sat-Tel Services, Inc.              ---      (3,436,166)
Acquisition of Tilden and Anahuac
 frequencies                                       ---      (2,253,687)
Sale of interest in Preferred
 Entertainment of Champaign                        ---       1,962,610
Acquisition of Casa Grande frequencies      (1,200,000)            ---
Investment in wireless systems and
 equipment                                 (17,141,069)     (9,199,150)
Issuance of additional notes receivable
 from affiliates                              (186,278)            ---
Repayment of notes receivable from
 affiliates and related parties                162,463             ---
                                          ------------    ------------
          Net cash used in investing
           activities                      (19,642,210)    (10,750,816)
                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable        107,000             ---
Repayment of notes payable                  (7,199,208)     (3,629,399)

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)



                                               Six Months Ended
                                                   June 30,
                                              1995          1996
                                          ------------  -------------

Proceeds from the issuance of senior
 discount notes, net                       168,078,682           --
Buyout of minority interest                        ---       (34,000)
Proceeds from the issuance of
 convertible preferred stock, net           40,000,000           --
Proceeds from the exercise of stock
 options                                       180,694           --
                                          ------------   -----------
Net cash provided by (used in)
 financing activities                      201,167,168    (3,663,399)
                                          ------------  ------------
        Net increase (decrease) in
         cash                              168,816,156   (18,888,326)
Cash and cash equivalents, beginning of
 year                                        5,106,343    23,243,558
                                          ------------  ------------
Cash and cash equivalents, end of period  $173,922,499  $  4,355,232
                                          ============  ============
SUPPLEMENTARY DISCLOSURES OF CASH FLOW
   INFORMATION:

   Cash paid for interest, net of
    amount capitalized                    $    475,301  $    317,594
   Cash received for interest                1,402,848     3,097,803


Supplemental disclosures of noncash investing and financing activities:
During 1995 the Company acquired frequency rights in exchange for
           7,143 shares of common stock. In addition, the $4,500,000 BCI note payable was exchanged for 180,000 shares of the Company's common stock. In connection with the acquisition of Broadcast Cable Inc., the Company issued a $6,727,000 promissory note. In May 1995, the Company issued warrants valued at $3,757,000 in connection with the issuance of senior discount notes.
During 1996 in connection with the acquisition of Sat-Tel Services, Inc., the
           Company issued a note payable in the amount of $1,250,000 and issued 27,614 shares of common stock.



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The consolidated balance sheet as of June 30, 1996, the consolidated statements of operations for the three and six months ended June 30, 1995 and 1996 and the consolidated statements of stockholders' equity and cash flows for the six months ended June 30, 1995 and 1996 have been prepared by People's Choice TV Corp. (the "Company" or "PCTV") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995 and 1996 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Certain prior period amounts have been reclassified to conform with current period presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1995 included in the Company's filing on Form 10-K/A. The results of operations for the three and six month periods ended June 30, 1995 and 1996 are not necessarily indicative of the operating results for the full year.

(2)  Marketable Securities:

  The Company has classified marketable securities and time deposits as cash equivalents if the original maturity investments is three months or less at time of purchase.

  Marketable securities consist of US Treasury Bills and Federal Agency bonds which vary in maturity from four to twelve months. The Company has classified these securities as held-to-maturity and they are recorded at amortized cost.

(3)  Acquisitions and Dispositions:

  In January 1996, the Company acquired rights to wireless frequencies and certain other assets in the Tilden, Illinois and Anahuac, Texas markets for a purchase price of approximately $2,300,000. The Company acquired leases for 20 and 16 channels in Tilden and Anahuac, respectively.

  In January 1996, Preferred Entertainment of Champaign ("Champaign"), of which Specchio Development Investment Corp. ("SDIC") had a two thirds partnership interest, was sold for approximately $2,200,000. The Company's share of the proceeds, after payment of all outstanding liabilities, was approximately $700,000, resulting in a gain on sale of approximately $165,000.

  On January 26, 1996, the Company acquired Sat-Tel Services Inc. ("Sat-Tel"), its exclusive installation and technical service company. The purchase price was $5,000,000, which consisted of $3,750,000 in cash (which included repayment of two promissory notes in the amount of $410,000 to the shareholders) and a note payable in the amount of $1,250,000 due January 26, 1997 with an interest rate of 5.5% per year, which can be exchanged for 69,145 common shares of the Company at the option of the note holder. This election shall be made prior to the one year anniversary of the note subject to certain conditions. Also, at closing, the Company repaid $1,500,000 of bank debt that was owed by Sat-Tel.
As additional consideration, 27,614 common shares valued at $445,000 were issued to the former owners in April 1996. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed. Approximately
$4,700,000 of the purchase price has been allocated to excess of purchase price over fair market value of assets acquired. The Company believes the acquisition will reduce its installation expenses because the Company will no longer be paying an outside contractor to perform installation services.

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

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  Summarized below are the pro forma unaudited results of operations for the six months ended June 30, 1995 assuming the ECN and PEI acquisitions had occurred on January 1, 1995. Adjustments have been made for depreciation and amortization of the fair value write-up of assets acquired, interest expense on debt issued in the ECN acquisition, the elimination of the equity in the net loss of PEI recorded by the Company in 1995 and dividends on the preferred stock issued in the ECN acquisition. The pro forma loss per common share assumes shares issued in connection with the PEI acquisition had been outstanding since January 1, 1995.

                                          Six Months Ended
                                            June 30, 1995
                                          ----------------
Revenues                                      $ 15,916,000
Loss before extraordinary gain                 (28,429,000)
Net loss                                       (27,232,000)
Pro forma loss applicable to common
 shares                                        (29,470,000)

Net loss per common share:
Loss before extraordinary gain                $      (2.37)
Extraordinary gain                                     .09
                                              ------------
Net loss                                      $      (2.28)
                                              ============

Pro forma weighted average number of
 common shares outstanding                      12,918,000
                                              ============

  Included in the pro forma net loss are PEI costs in the amount of $250,000 associated with the acquisition of PEI for 1995.

  On May 31, 1995, the Company closed on an acquisition transaction with Broadcast Cable, Inc., ("BC") by which the Company acquired all of the capital stock of BC. BC has the rights to 12 wireless cable frequencies in the Indianapolis market and the rights to wireless cable frequencies in other markets in Indiana. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed.

  During 1996, the Company recorded a further writedown to net realizable value of the underlying collateral on the non-recourse note receivable from Michael J. Specchio that was payable May 14, 1996, resulting in a loss of $517,500. The Company has possession of the collateral and is currently negotiating settlement of the obligation.

  In April 1996, the Company sold wireless cable frequency rights in Tulsa, Oklahoma resulting in a gain of $180,000.

  In July 1996, the Company agreed to exchange its wireless cable frequencies in Kansas City for CS Wireless Systems, Inc.'s wireless cable frequencies in Salt Lake City. The agreement covers 24 wireless cable frequencies in Kansas City, 28 wireless cable frequencies in Salt Lake City, and the Basic Trading Area (BTA) licenses for both markets. Subject to due diligence, the transaction is expected to close by November 1996.

  In July 1996, the Company entered into an agreement with Wireless Entertainment Systems, Inc., and its subsidiary, Valley of Sun Wireless TV, Inc., ("Wireless") to purchase wireless cable assets in the Globe, Arizona market for a purchase price of $5.0 million and other considerations. The assets principally consist of rights to 8 wireless cable frequencies and leases with applicants for an additional 20 wireless cable frequencies. The purchase price consists of: (1) restricted stock of the Company with a value of $3.0 million; (2) a promissory note in the amount of $2.0 million, payable in cash or additional restricted stock of the Company, and (3) warrants to purchase 89,286 shares of the Company's stock. Subject to due diligence, the transaction is expected to close September 1996.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



(4)  Commitments and Contingencies:

     On March 28, 1996, the FCC auction for MMDS and/or MDS authorizations for Basic Trading Areas ("BTA") came to a conclusion. The BTA authorizations will allow the Company to expand its existing coverage of MDS and MMDS channels throughout the geographic boundaries of the BTA, to license unallocated MDS or MMDS channels in the Company's BTA's and to implement technological advances. The Company purchased 28 BTA authorizations which contain 12,054,005 television households, including each of the BTA authorizations for the Company's nine primary markets. The purchase price was $12,895,000; however, the Company qualifies for a 15% discount resulting in a net purchase price of $10,960,000. The payment terms require (i) a 20% downpayment ($2,192,000), (ii) payments of interest on the remaining principal amount during the two years after the auction closes, and (iii) beginning two years after the auction closes, amortization of the remaining principal amount ($8,768,000) and interest over an eight year period. The interest rate is 2.5% plus the rate of the effective ten-year U.S. Treasury obligation at the time the BTA authorization is issued. The Company has placed the initial 10% downpayment of $1,096,000 on deposit with the FCC. The remaining 10% downpayment will be required with the granting of the BTA authorizations which is expected to take place during the second half of 1996.

  The Company is subject to claims and contingencies related to taxes, litigation and other matters arising out of the normal course of business. The City of Tucson has notified the Company that it believes that People's Choice TV Tucson, Inc., ("PCTV Tucson") is subject to the telecommunications tax which accrues at two percent (2%) of gross revenues for sales within the City of Tucson, Arizona. The City of Tucson has recently concluded an audit covering the period March 1, 1992 through April 30, 1996 resulting in taxes due of approximately $220,000, including interest and penalties. The Company and PCTV Tucson do not believe PCTV Tucson is subject to the tax and intend to vigorously contest this matter. If PCTV Tucson is deemed subject to the tax, it would be their intent to add the tax to subscriber billings, except PCTV Tucson would not be able to recover the amount of tax accrued to that date.

  Except as discussed below, the Company is not a party to any litigation that could have a material adverse effect on its business, results of operations or financial condition.

  Cable Equity Partners, Inc. ("CEP") has filed a complaint against the Company and People's Choice TV of Houston, Inc. The complaint was filed in the state court of Texas. The complaint alleges causes of action based upon slander, libel, and tortious interference with contractual relations. The complaint relates to certain oral and written commentary the Company provided to an investment banking firm with respect to a private placement memorandum prepared by CEP for an offering of notes and warrants by CEP. CEP alleges that the commentary the Company provided to the investment banking firm constituted slander, libel and tortious interference with contractual relations. CEP claims damages in excess of $20 million. The Company has retained counsel and has filed an answer denying all of the allegations in the complaint. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses in this action and intends to defend vigorously against this action. The Company believes that the eventual outcome of this action will not have a material adverse effect on the consolidated financial condition of the Company.

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


RESULTS OF OPERATIONS:

Strategic Direction
- -------------------

  During 1996, the Company's strategy is to conserve capital pending the implementation of digital video compression technology. Pursuant to this strategy, the Company does not plan to further develop its analog customer base. The Company believes that the implementation of digital video compression technology will expand its video product offering (possibly beyond the number available from the Company's hardwire cable competitors) and enhance its ability to attract and retain customers and at such time the Company expects to resume a strong customer growth strategy. There can be no assurance that PCTV will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for subscription television services.

Revenues
- --------

  Revenues increased $3.0 million or 54% from the three month period ended June 30, 1995 to 1996, and $6.1 million or 55% from the six month period ended June 30, 1995 to 1996, primarily due to the acquisitions of the Chicago and Detroit systems in late 1995, the addition of customers in the Phoenix and Houston systems, and the reduction in prior year revenue related to delinquent accounts in the Houston system. Customer count has increased from 54,400 at June 30, 1995 to 79,300 at June 30, 1996, an increase of 46%. The Chicago and Detroit acquisitions accounted for approximately 21,200 customers at June 30, 1996.

Operating Costs and Expenses
- ----------------------------

  Operating costs and expenses increased $1.3 million or 13% from the three month period ended June 30, 1995 to 1996, and $3.9 million or 21% from the six month period ended June 30, 1995 to 1996, primarily due to the acquisitions of the Chicago and Detroit systems and the addition of customers in the Phoenix and Houston systems, partially offset by lower salaries and related benefits due to headcount reductions in the Houston system and costs incurred in the prior year related to delinquent accounts in the Houston system.

Depreciation and Amortization
- -----------------------------

  Depreciation and amortization expense includes depreciation and amortization of wireless systems and equipment and amortization of frequency rights. Depreciation and amortization expense increased from the three and six month periods ended June 30, 1995 to 1996 principally due to the acquisition of the Chicago and Detroit systems, to the installation of receiving equipment for new customers in the Company's other operating systems and to amortization of debt acquisition costs. The Company's direct costs of obtaining customers exceeds installation revenue. These excess costs are capitalized and amortized over a three year period, or the life of the customer if shorter. The Company expects that depreciation and amortization expense will continue to increase in the foreseeable future.

Operating Loss
- --------------

  Operating loss increased to $11.1 million from $8.3 million and to $22.9 million from $16.2 million for the three and six months ended June 30, 1996, respectively, from the comparable period of the prior year principally due to increases in depreciation and amortization expense partially offset by the net increase in revenues compared to operating costs. Cash flows from operating activities improved to $(4.5) million from $(12.7) million primarily due to an improvement in earnings before interest, taxes, depreciation and amortization of $2.2 million and due to an increase in interest income of $1.3 million in 1996 compared to 1995. Also prepaid expenses and other assets decreased in 1996 as compared to 1995, and notes and other receivables and organization and financing costs increased in 1995 as compared to 1996.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Gain (loss) on Sales and Writedown of Assets
- --------------------------------------------

  Gain (loss) on sales and writedown of assets primarily includes a $517,500 writedown of a note receivable to net realizable value, offset by a $165,000 gain on sale of Champaign and a $180,000 gain on sale of wireless cable frequency rights in Tulsa, Oklahoma.

Interest Expense
- ----------------

  Interest expense was $6.8 million and $13.4 million for the three and six months ended June 30, 1996, compared to $2.8 million and $3.0 million in the corresponding 1995 periods. The increase in interest expense from 1995 to 1996 was primarily a result of the issuance of the Senior Discount Notes in May 1995. Non-cash interest expense totaled $6.6 million and $13.0 million for the three and six month periods ended June 30, 1996 of which $6.4 million and $12.6 million was recorded on the Senior Discount Notes.

Interest Income and Other
- -------------------------

  Interest income was $1.4 million and $3.0 million for the three and six months ended June 30, 1996 compared to $1.6 million and $1.7 million in the corresponding 1995 periods, respectively. Interest income increased in 1996 compared to 1995 primarily as a result of the investment of the net proceeds from the issuance of the Senior Discount Notes in May 1995. Interest income will decrease in future periods as these proceeds continue to be used by the Company. Other income was slightly higher in 1995 as compared to 1996.

Equity Interest in Preferred Entertainment, Inc.
- ------------------------------------------------

  Equity interest in operations includes (i) the Company's pro rata share of the net loss of PEI's operations for the three and six months ended June 30, 1995 and (ii) amortization of excess purchase price over fair market value of net assets acquired. The Company acquired PEI on September 8, 1995. The Company's statement of operations includes the results of PEI from the date of acquisition.

Minority Interest
- -----------------

  Amounts represent primarily the minority interest in the Company's Indianapolis system.

Extraordinary Gain on Early Extinguishment of Debt
- --------------------------------------------------

  Amount represents a net gain on early extinguishment of a $4.5 million note in exchange for 180,000 common shares of the Company's stock.

Net Loss
- --------

  For the three and six month periods ended June 30, 1996, the Company incurred net losses of approximately $16.3 million and $33.6 million, respectively, compared to $10.6 million and $18.2 million for the comparable 1995 periods. These net losses are principally attributable to the significant expenses incurred in connection with the development of the Company's business, which is described above.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

  Cash, cash equivalents and marketable securities decreased to $115.0 million at June 30, 1996 from $135.7 million at December 31, 1995, a decrease of $20.7 million. This decrease is primarily attributable to cash used in operating activities, the acquisition of Sat-Tel, the acquisition of the Tilden and Anahuac frequencies, repayment of notes payable, investment in wireless systems and equipment partially offset by cash received on the sale of our interest in Preferred Entertainment of Champaign.

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

  During 1996, the Company's strategy is to conserve capital pending the implementation of digital video compression technology. Pursuant to this strategy, the Company does not plan to materially increase its number of customers in 1996. In 1996, the Company has spent $9.2 million for capital expenditures other than acquisitions compared to $17.1 million in 1995. To fund such capital expenditures for the remainder of 1996, the Company anticipates using the Company's available cash and marketable securities ($115.0 million at June 30, 1996).

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

  A substantial portion of the costs of acquiring wireless cable channel rights and establishing analog headend/transmission facilities for the Chicago, Detroit, Houston, Phoenix, St. Louis and Tucson Systems have already been paid. The Company estimates that the launch of a wireless cable system using analog technology in a major market for which it controls channel rights currently involves the expenditure of approximately $3.0 million for headend/transmission equipment and approximately $1.0 million for certain start-up expenditures which must be made by the Company before it can commence the delivery of programming to its customers. Installation costs per customer generally are incurred shortly before or after a customer signs up for the Company's wireless cable service. The Company anticipates that the development of its wireless cable systems with digital technology will involve capital expenditures higher than those involved in implementing analog technology because of the increased costs for the more complex headend/transmission facilities, converter boxes and other equipment which utilize the digital technology. The Company believes that it will be able to recover its remaining investment in analog converter boxes through sales of such boxes to wireless cable system operators who intend to implement digital service at a later date than the Company.

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

    (15)     Not Applicable

    (18)     Not Applicable

    (19)     Not Applicable

    (20)     Not Applicable

    (23)     Not Applicable

    (24)     Not Applicable

    (25)     Not Applicable

    (27)     Financial Data Schedule

    (28)     Not Applicable

(b)  Reports on Form 8-K
             None

Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PEOPLE'S CHOICE TV CORP.
                                       ------------------------
                                            (Registrant)



Date: August 7, 1996                        By /s/ Charles F. Schwartz
                                              ------------------------
                                       Name: Charles F. Schwartz
                                       Senior Vice President and
                                       Chief Financial Officer
                                       and Principal Accounting Officer