Form 10-Q
period 1996-09-30
PEOPLES CHOICE TV CORP
filed 1996-11-14
CIK 903275

                       SECURITIES & EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended September  30, 1996
                                       -------------------

                       Commission File Number:  0-21920

                           People's Choice TV Corp.
                     ------------------------------------
            (Exact name of Registrant as specified in its Charter)

            Delaware                                        06-1366643
-----------------------------------                     ------------------
(State or other jurisdiction of incorporation            (I.R.S. employer
of organization)                                        identification No.)

    2 Corporate Drive, Shelton, CT                             06484
---------------------------------------                    --------------
(Address of principal executive offices)                     (Zip code)

The Company's telephone number, including area code:  (203) 925-7900
                                                     -----------------

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

Common Stock, $.01 par value: 12,924,817 shares as of  November 7, 1996.

                            PEOPLE'S CHOICE TV CORP.
                            ------------------------

                                     INDEX
                                     -----


PART I FINANCIAL INFORMATION                                                        PAGE(S)
----------------------------                                                        -------

Item 1.         FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of December 31, 1995
                   and September 30, 1996                                               2


                  Consolidated Statements of Operations for the Three and Nine
                   Month Periods Ended September 30, 1995 and 1996                      3


                  Consolidated Statements of Stockholders'
                   Equity for the Nine Month Periods Ended
                   September 30, 1995 and 1996                                          4


                  Consolidated Statements of Cash Flows for the Nine Month
                   Periods Ended September 30, 1995 and 1996                            5-6


                  Notes to Consolidated Financial Statements                            7-9


Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                            10-12


PART II OTHER INFORMATION
-------------------------


Items 1-5.      OTHER INFORMATION                                                      13


Item 6.         EXHIBITS AND REPORTS ON FORM 8-K                                       13



SIGNATURES                                                                             14
----------

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




                                                                               December 31,     September 30,
                                                                                   1995              1996
                                                                              --------------   ----------------
ASSETS
Cash and cash equivalents                                                       $ 23,243,558       $ 11,903,765
Marketable securities                                                            112,433,408         98,108,708
Subscriber receivables, net of allowance for doubtful accounts
 of $651,300 and $371,000                                                          2,447,297          2,335,949
Notes and other receivables                                                        4,073,719          2,717,122
Prepaid expenses and other assets                                                  7,394,211          4,424,690
Investment in wireless systems and equipment, at cost, net of accumulated depreciation and amortization of $33,662,121
 and $55,255,534                                                                 208,578,950        206,348,580
Organization and financing costs net of accumulated
 amortization of $1,790,017 and $2,469,700                                         7,406,205          6,159,443
Excess of purchase price over fair market value of assets acquired
 net of accumulated amortization of $360,998 and  $813,329                         7,515,329         11,772,073
                                                                                ------------       ------------
     Total assets                                                               $373,092,677       $343,770,330
                                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Notes and other payables                                                       $202,317,369       $227,734,778
 Accounts payable                                                                  4,131,968          1,569,486
 Accrued expenses                                                                  6,098,976          6,424,043
 Subscriber advance payments and deposits                                          2,052,969          2,001,175
 Minority interest in consolidated subsidiaries                                    1,297,188          1,121,172
                                                                                ------------       ------------
     Total liabilities                                                           215,898,470        238,850,654
Commitments and Contingencies (Note 4)                                                   ---                ---
Convertible Pay-In-Kind Preferred Stock,
 liquidation preference $100 per share                                            54,577,371         58,720,118
PCTV Detroit cumulative preferred stock                                            6,098,000          6,495,659

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 4,412,980 shares authorized,
 no shares issued and outstanding                                                        ---                ---
Common stock, $0.01 par value, 75,000,000 shares
 authorized, 12,841,203 shares and 12,868,817 shares issued and
 outstanding at December 31, 1995 and  September 30, 1996, respectively              128,412            128,688
Additional paid-in capital                                                       172,415,949        167,414,293
Warrants                                                                           4,331,244          4,331,244
Accumulated deficit                                                              (80,356,769)      (132,170,326)
                                                                                ------------       ------------
     Total stockholders' equity                                                   96,518,836         39,703,899
                                                                                ------------       ------------
     Total liabilities and stockholders' equity                                 $373,092,677       $343,770,330
                                                                                ============       ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                           --------------------------------         ---------------------------------

                                                   1995           1996                       1995           1996
                                                   ----           ----                       ----           ----

REVENUES                                        $ 6,779,009    $ 8,074,685                $17,824,501    $25,213,563
                                                -----------    -----------                -----------    -----------

COSTS AND EXPENSES:
 Operating costs and expenses                    10,534,248     10,386,899                 29,719,415     33,505,783
 Non-cash settlement of lawsuit                         --         616,000                        --         616,000
 Depreciation and amortization                    6,909,849      8,710,513                 15,003,170     25,659,333
                                                -----------    -----------                -----------    -----------
                                                 17,444,097     19,713,412                 44,722,585     59,781,116
                                                -----------    -----------                -----------    -----------
   Operating loss                               (10,665,088)   (11,638,727)               (26,898,084)   (34,567,553)

LOSS ON SALES AND
 WRITEDOWN OF ASSETS (Note 3)                           --        (760,653)                       --        (979,437)

INTEREST EXPENSE:
 Omni and BCI                                           --             --                     (76,931)           --
 Non-Cash                                        (5,890,146)    (6,845,449)                (8,589,511)   (19,828,112)
 Cash                                               (44,653)      (278,024)                  (282,237)      (718,352)

INTEREST INCOME AND OTHER                         3,039,512      1,255,187                  4,736,039      4,229,280
EQUITY INTEREST IN PREFERRED
 ENTERTAINMENT, INC.                               (567,443)           --                  (2,282,213)           --
MINORITY INTEREST                                    52,967         27,570                     72,817         85,617
                                                -----------    -----------                -----------    -----------
Loss before income tax                          (14,074,851)   (18,240,096)               (33,320,120)   (51,778,557)
Income tax  expense (benefit)                      (136,700)        12,000                     42,000         35,000
                                                -----------    -----------                -----------    -----------
Loss before extraordinary gain                  (13,938,151)   (18,252,096)               (33,362,120)   (51,813,557)

EXTRAORDINARY GAIN ON EARLY
 EXTINGUISHMENT  OF DEBT                                --             --                   1,197,424            --
                                                -----------    -----------                -----------    -----------
Net loss                                        (13,938,151)   (18,252,096)               (32,164,696)   (51,813,557)
Preferred dividends                              (1,363,346)    (1,547,432)                (3,241,148)    (4,540,406)
                                                -----------    -----------                -----------    -----------
Loss applicable to common shares               $(15,301,497)  $(19,799,528)              $(35,405,844)  $(56,353,963)
                                                ===========    ===========                ===========    ===========

Loss per common share:
 Loss before extraordinary gain                $      (1.41)  $      (1.51)              $      (3.52)  $      (4.31)
 Extraordinary gain                                     --             --                         .12            --
                                                -----------    -----------                -----------    -----------
 Net loss                                      $      (1.41)  $      (1.51)              $      (3.40)  $      (4.31)
                                                ===========    ===========                ===========    ===========

Weighted average number of common
 shares outstanding                              10,880,808     13,096,204                 10,401,381     13,086,411
                                                ===========    ===========                ===========    ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                  (Unaudited)


                                         Common Stock          Additional
                                           Par Value             Paid-In                   Accumulated
                                     Shares         Amount       Capital     Warrants        Deficit
                                     ------         ------       -------     --------      -----------

Balance, December 31, 1994          9,758,208      $ 97,582  $110,020,895                $ (27,121,626)
Net loss                                  ---           ---           ---                  (32,164,696)
Issuance of common stock in
 exchange                             187,143         1,872     3,312,416                          ---
Issuance of common stock in
 acquisition                        2,760,479        27,605    60,702,933                          ---
Issuance of warrants in
  acquisition                             ---           ---           ---      $574,404            ---
Exercise of stock options              17,450           174       263,082           ---            ---
Issuance of common stock-
 employment contract                    1,923            19        49,981           ---            ---
Issuance of warrants in debt
 offer                                    ---           ---           ---     3,756,840            ---
Dividends on Convertible
 Preferred Stock                          ---           ---    (3,241,148)          ---            ---
                                   ----------      --------  ------------    ----------  -------------
Balance, September 30, 1995        12,725,203      $127,252  $171,108,159    $4,331,244  $ (59,286,322)
                                   ==========      ========  ============    ==========  =============

Balance, December 31, 1995         12,841,203      $128,412  $172,415,949    $4,331,244  $ (80,356,769)
Net Loss                                  ---           ---           ---           ---    (51,813,557)
Issuance of common stock
 in acquisition (Note 3)               27,614           276       445,000           ---            ---
Stock options expired                     ---           ---      (906,250)          ---            ---
Dividends on Cumulative
 Preferred Stock                          ---           ---      (397,659)          ---            ---
Dividends on Convertible
 Preferred Stock                          ---           ---    (4,142,747)          ---            ---
                                   ----------      --------  ------------    ----------  -------------

Balance, September 30, 1996        12,868,817      $128,688  $167,414,293    $4,331,244  $(132,170,326)
                                   ==========      ========  ============    ==========  =============




          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                       -----------------------------------
                                                                              1995            1996
                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(32,164,696)    $(51,813,557)
Adjustments to reconcile net loss to net cash used in operations-
  Depreciation and amortization                                            15,003,170       25,659,333
  Minority interest in subsidiaries                                           (72,817)         (85,617)
  Equity interest in Preferred Entertainment, Inc.                          2,282,213              ---
  Extraordinary gain on early extinguishment of debt                       (1,197,424)             ---
  Amortization of original issue discount                                   8,414,682       19,303,607
  Stock to be issued in settlement of lawsuit                                     ---          616,000
  Stock compensation                                                          132,460              ---
  Amortization of imputed discount on debt                                    174,829          524,505
  Loss on sales and writedown of assets                                           ---          979,437
  Provision for losses on subscriber receivables                            1,443,600          773,500
  Changes in assets and liabilities-
   Increase in subscriber receivables                                      (1,226,155)        (934,607)
   (Increase) decrease in notes and other receivables                         240,967          (23,253)
   (Increase) decrease in prepaid expenses and other assets                  (270,848)       2,909,684
   Increase in organization and financing costs                              (858,435)             ---
   Decrease in accounts payable                                            (2,429,037)      (1,679,252)
   Decrease in accrued expenses                                            (1,849,190)        (864,775)
   Increase (decrease) in subscriber advance payments and deposits            158,128          (79,193)
   Decrease in due to affiliates                                             (706,583)             ---
                                                                         ------------     ------------
     Net cash used in operating activities                                (12,925,136)      (4,714,188)
                                                                         ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                        (106,041,649)    (100,888,107)
Proceeds principally from maturity of marketable securities                 4,492,331      115,212,807
Purchase of wireless systems and equipment from Broadcast Cable,
 Inc.                                                                      (3,773,246)             ---
Proceeds from sales of assets                                                     ---          606,663
Acquisition of Sat-Tel Services, Inc.                                             ---       (3,440,400)
Acquisition of Tilden and Anahuac frequencies                                     ---       (2,253,687)
Sale of interest in Preferred Entertainment of Champaign                          ---        1,931,262
Acquisition of BTA licenses                                                       ---       (1,620,083)
Purchase of wireless systems and equipment from Preferred
 Entertainment, Inc.                                                       (3,069,571)             ---
Purchase of wireless systems and equipment from Eastern Cable
 Networks of Michigan, Inc.                                                (4,783,216)             ---
Acquisition of Casa Grande frequencies                                     (1,200,000)             ---
Investment in wireless systems and equipment                              (25,927,089)     (11,929,345)
Issuance of additional notes receivable from affiliates                      (280,194)             ---
Repayment of notes receivable from affiliates and related parties             162,462              ---
                                                                         ------------     ------------
     Net cash used in investing activities                               (140,420,172)      (2,380,890)
                                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                       135,000              ---
Repayment of notes payable                                                (12,032,752)      (4,060,715)

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)



                                               Nine Months Ended
                                                 September 30,
                                        -----------------------------
                                              1995           1996
                                              ----           ----

Proceeds from the issuance of senior
 discount notes, net                       167,852,231            ---
Buyout of minority interest                    (36,000)      (184,000)
Proceeds from the issuance of
 convertible preferred stock, net           40,000,000            ---
Proceeds from the exercise of stock
 options                                       180,796            ---
                                          ------------   ------------
Net cash provided by (used in)
 financing activities                      196,099,275     (4,244,715)
                                          ------------   ------------
       Net increase (decrease) in cash      42,753,967    (11,339,793)
Cash and cash equivalents, beginning of
 year                                        5,106,343     23,243,558
                                          ------------   ------------
Cash and cash equivalents, end of period   $47,860,310    $11,903,765
                                          ============   ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid for interest, net of
  amount capitalized                       $   510,108    $   494,457
 Cash received for interest                $ 3,898,861    $ 4,700,316

Supplemental disclosures of noncash
investing and financing activities:
During 1995 the Company acquired
      frequency rights in exchange for
      7,143 shares of common stock.
      In addition, the $4,500,000
      BCI note payable was exchanged for
      180,000 shares of the Company's
      common stock. In connection with
      the acquisition of Broadcast Cable
      Inc., the Company issued a
      $6,727,000 promissory note. In May
      1995, the Company issued warrants
      valued at $3,757,000 in connection
      with the issuance of senior discount
      notes.
In connection with the acquisition of
      Eastern Cable Networks of Michigan,
      Inc. in August 1995, the Company
      issued warrants valued at $574,000,
      a $3,000,000 note payable and
      cumulative preferred stock in the
      amount of $8,000,000.  The Company
      issued 2,760,479 common shares of
      stock in connection with the
      acquisition of Preferred Entertainment,
      Inc. in September 1995.
During 1996 in connection with the
      acquisition of Sat-Tel Services, Inc.,
      the Company issued a note payable in
      the amount of $1,250,000 and issued
      27,614 shares of common stock. In
      addition, the Company acquired
      frequency rights in exchange for a
      note payable in the amount of
      $6,480,333.

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The consolidated balance sheet as of September 30, 1996, the consolidated statements of operations for the three and nine months ended September 30, 1995 and 1996 and the consolidated statements of stockholders' equity and cash flows for the nine months ended September 30, 1995 and 1996 have been prepared by People's Choice TV Corp. (the "Company" or "PCTV") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and 1996 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Certain prior period amounts have been reclassified to conform with current period presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1995 included in the Company's filing on Form 10-K/A. The results of operations for the three and nine month periods ended September 30, 1995 and 1996 are not necessarily indicative of the operating results for the full year.

(2) Marketable Securities:

        The Company has classified marketable securities and time deposits as cash equivalents if the original maturity investments is three months or less at time of purchase.

        Marketable securities consist of US Treasury Bills/Notes, Federal Agency bonds and commercial paper which vary in maturity from five to fourteen months. The Company has classified these securities as held-to-maturity and they are recorded at amortized cost.

(3) Acquisitions and Dispositions:

        In January 1996, the Company acquired rights to wireless frequencies and certain other assets in the Tilden, Illinois and Anahuac, Texas markets for a purchase price of approximately $2,300,000. The Company acquired leases for 20 and 16 channels in Tilden and Anahuac, respectively.

        In January 1996, Preferred Entertainment of Champaign ("Champaign"), of which Specchio Development Investment Corp. ("SDIC") had a two thirds partnership interest, was sold for approximately $2,200,000. The Company's share of the proceeds, after payment of all outstanding liabilities, was approximately $700,000, resulting in a gain on sale of approximately $133,000.

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

        On August 29, 1995, the Company closed on an acquisition transaction with Eastern Cable Networks Corp. and affiliates ("ECN") by which the Company acquired the rights to 26 wireless cable frequencies in the Detroit market and certain other related assets. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed.

        Prior to September 8, 1995, the Company owned 22.2% of the Preferred Entertainment, Inc. ("PEI") Common Stock. On September 8, 1995, PCTV and PEI closed on a merger transaction pursuant to which PCTV acquired PEI through a merger in which PEI became an indirect wholly-owned subsidiary of PCTV. Pursuant to the merger agreement, PCTV acquired each share of PEI

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Common Stock that it did not already own. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed.

      Summarized below are the pro forma unaudited results of operations for the nine months ended September 30, 1995 assuming the ECN and PEI acquisitions had occurred on January 1, 1995. Adjustments have been made for depreciation and amortization of the fair value write-up of assets acquired, interest expense on debt issued in the ECN acquisition, the elimination of the equity in the net loss of PEI recorded by the Company in 1995 and dividends on the preferred stock issued in the ECN acquisition. The pro forma loss per common share assumes shares issued in connection with the PEI acquisition had been outstanding since January 1, 1995.

                                          Nine Months Ended
                                            September 30,
                                                1995
                                         -------------------
Revenues                                      $24,236,000
Loss before extraordinary gain                (44,991,000)
Net loss                                      (43,794,000)
Pro forma loss applicable to common
 shares                                       (47,515,000)

Net loss per common share:
Loss before extraordinary gain                   $(3.76)
Extraordinary gain                                  .09
                                                 ------
Net loss                                         $(3.67)
                                                 ======

Pro forma weighted average number of
 common shares outstanding                     12,929,000
                                               ==========

      Included in the pro forma net loss are PEI costs in the amount of $900,000 associated with the acquisition of PEI for 1995.

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

      In August 1995, the Company entered into a joint venture with Multimedia Development Corp. ("MDC") to develop a wireless cable system in the Albuquerque, New Mexico market. The Company has a 27% interest in the joint venture and MDC has a 73% interest in the joint venture. The Company accounts for this investment under the equity method.

      During 1996, the Company recorded a further writedown to net realizable value of the underlying collateral on the non-recourse note receivable from Michael J. Specchio that was payable May 14, 1996, resulting in a loss of $990,000. The Company has possession of the collateral and is currently negotiating settlement of the obligation.

      In April 1996, the Company sold wireless cable frequency rights in Tulsa, Oklahoma resulting in a gain of $180,000.

      In July 1996, the Company agreed to exchange its wireless cable frequencies in Kansas City for CS Wireless Systems, Inc.'s wireless cable frequencies in Salt Lake City. The agreement covers 24 wireless cable frequencies in Kansas City, 28 wireless cable frequencies in Salt Lake City, and the Basic Trading Area (BTA) licenses for both markets. Subject to due diligence, the transaction is expected to close by the first quarter of 1997.

      In July 1996, the Company entered into an agreement with Wireless Entertainment Systems, Inc., and its subsidiary, Valley of Sun Wireless TV, Inc., ("Wireless") to purchase wireless cable assets in the Globe, Arizona market for a purchase price of $5.0 million and other considerations. The assets principally consist of rights to 8 wireless cable frequencies and leases with applicants for an additional 20 wireless cable frequencies. The purchase price consists of : (1) restricted stock of the Company with a value of $3.0 million; (2) a promissory note in the amount of $2.0 million, payable in cash or additional restricted stock of the Company, and (3)

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

warrants to purchase 89,286 shares of the Company's stock. Subject to due diligence, the transaction is expected to close by the first quarter of 1997.

(4) Commitments and Contingencies:

       On March 28, 1996, the FCC auction for MMDS and/or MDS authorizations for Basic Trading Areas ("BTA") came to a conclusion. The BTA authorizations will allow the Company to expand its existing coverage of MDS and MMDS channels throughout the geographic boundaries of the BTA, to license unallocated MDS or MMDS channels in the Company's BTA's and to implement technological advances. The Company purchased 28 BTA authorizations which contain 12,054,005 television households, including each of the BTA authorizations for the Company's nine primary markets. The purchase price was $12,895,000; however, the Company qualifies for a 15% discount resulting in a net purchase price of $10,960,000. The payment terms require (i) a 20% downpayment ($2,192,000), (ii) payments of interest on the remaining principal amount during the two years after the auction closes, and (iii) beginning two years after the auction closes, amortization of the remaining principal amount ($8,768,000) and interest over an eight year period. The interest rate is 9.5%. The Company has placed downpayments of $1,906,000 on deposit with the FCC pursuant to the granting of some of these licenses. The remaining $286,000 downpayment will be required with the granting of the remaining BTA authorizations which is expected to take place during the fourth quarter of 1996.

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

       Cable Equity Partners, Inc. ("CEP") had filed a complaint against the Company and People's Choice TV of Houston, Inc. in the state courts of Texas. The complaint alleged causes of action based upon slander, libel and tortious interference with contractual relations. CEP had claimed damages in excess of $20 million. The Company and its counsel had vigorously defended against this lawsuit. While the Company and its counsel believes that this lawsuit was brought without merit, to avoid the risks inherent in a jury trial, the Company elected to settle this lawsuit. The parties reached a settlement agreement at a mediation held on October 21, 1996. The terms of the settlement provide for a payment of $1.0 million cash to CEP and for CEP to receive 56,000 shares of restricted Company common stock valued at $616,000. All of the cash settlement amount will be paid by the Company's insurance carrier.

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

RESULTS OF OPERATIONS:

Strategic Direction
-------------------

     During 1996, the Company's strategy is to conserve capital pending the implementation of digital video compression technology. Pursuant to this strategy, the Company does not plan to further develop its analog customer base. The Company believes that the implementation of digital video compression technology will expand its video product offering (possibly beyond the number of channels available from the Company's hardwire cable competitors) and enhance its ability to attract and retain customers and at such time the Company expects to resume a customer growth strategy. There can be no assurance that PCTV will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for subscription television services.

Revenues
--------

     Revenues increased $1.3 million or 19% from the three month period ended September 30, 1995 to 1996, and $7.4 million or 41% from the nine month period ended September 30, 1995 to 1996. The increase in the three month period is primarily due to the acquisitions of the Chicago and Detroit systems in the third quarter of 1995 and the addition of customers in the Phoenix system, partially offset by a decrease in installations and television subscription revenue in the Houston system in the 1996 period. The decrease in Houston revenues is due to the discontinued development of its analog customer base and lower pay-per-view revenues. The increase in the nine month period is primarily due to the acquisitions of the Chicago and Detroit systems, and the addition of customers in the Phoenix system. Houston also reflects higher revenues in the 1996 period primarily due to a reduction in prior year revenue related to delinquent accounts partially offset by a decrease in installation revenue due to the discontinued development of its analog customer base. Customer count has decreased from 79,800 at September 30, 1995 to 77,500 at September 30, 1996, a decrease of 3%, resulting from the Company's decision not to further develop its analog customer base. The Chicago and Detroit acquisitions accounted for approximately 21,000 customers at September 30, 1996.

Operating Costs and Expenses
----------------------------

     Operating costs and expenses decreased $.1 million or 1% from the three month period ended September 30, 1995 to 1996, primarily due to lower salaries and related benefits as a result of headcount reductions in the Corporate office and the Houston system and costs incurred in the prior year related to delinquent accounts in the Houston system, partially offset by the acquisitions of the Chicago and Detroit systems and the addition of customers in the Phoenix system. Operating costs and expenses increased $3.8 million or 13% from the nine month period ended September 30, 1995 to 1996, primarily due to the acquisitions of the Chicago and Detroit systems and the addition of customers in the Phoenix system, partially offset by lower salaries and related benefits due to headcount reductions in the Corporate office and the Houston system and costs incurred in the prior year related to delinquent accounts in the Houston system.

Non-cash Settlement of Lawsuit
------------------------------

     Amount represents the value of 56,000 shares of restricted Company common stock to be issued as part of the settlement in the CEP lawsuit.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expense includes depreciation and amortization of wireless systems and equipment and amortization of frequency rights. Depreciation and amortization expense increased from the three and nine month periods ended September 30, 1995 to 1996 principally due to the acquisition of the Chicago and Detroit systems, to the installation of receiving equipment for new customers in the Phoenix system and to amortization of debt acquisition costs. The Company's direct costs of

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


obtaining customers exceeds installation revenue. These excess costs are capitalized and amortized over a three year period, or the life of the customer if shorter. The Company expects that depreciation and amortization expense will continue to increase in the foreseeable future.

Operating Loss
--------------

     Operating loss increased to $11.6 million from $10.7 million and to $34.6 million from $26.9 million for the three and nine months ended September 30, 1996, respectively, from the comparable period of the prior year principally due to increases in depreciation and amortization expense and the non-cash settlement of the lawsuit, partially offset by the net increase in revenues compared to operating costs. Cash flows from operating activities improved to $(4.7) million from $(12.9) million primarily due to an improvement in earnings before interest, taxes, depreciation and amortization of $3.6 million. Also the net change in assets and liabilities was favorable in 1996 as compared to 1995 primarily due to prepaid expenses and other assets which decreased $3.2 million in 1996 as compared to 1995.

Gain (loss) on Sales and Writedown of Assets
--------------------------------------------

     Gain (loss ) on sales and writedown of assets primarily includes a $1.2 million writedown of notes receivable and other assets to net realizable value, partially offset by a $.1 million gain on sale of Champaign and a $.2 million gain on sale of wireless cable frequency rights in Tulsa, Oklahoma.

Interest Expense
----------------

     Interest expense was $7.1 million and $20.5 million for the three and nine months ended September 30, 1996 compared to $5.9 million and $8.9 million in the corresponding 1995 periods. The increase in interest expense from 1995 to 1996 was primarily a result of the issuance of the Senior Discount Notes in May 1995. Non-cash interest expense totaled $6.8 million and $19.8 million for the three and nine month periods ended September 30, 1996 of which $6.7 million and $19.3 million was recorded on the Senior Discount Notes.

Interest Income and Other
-------------------------

     Interest income and other was $1.3 million and $4.2 million for the three and nine months ended September 30, 1996 compared to $3.0 million and $4.7 million in the corresponding 1995 periods, respectively. Interest income increased in 1996 compared to 1995 primarily as a result of the investment of the net proceeds from the issuance of the Senior Discount Notes in May 1995. Interest income will decrease in future periods as those proceeds continue to be used by the Company. Other income (loss) in 1996 includes $.3 million for a buyout of a lease in the St. Louis system.

Equity Interest in Preferred Entertainment, Inc.
------------------------------------------------

     Equity interest in operations includes (i) the Company's pro rata share of the net loss of PEI's operations for the three and nine months ended September 30, 1995 and (ii) amortization of excess purchase price over fair market value of net assets acquired. The Company acquired PEI on September 8, 1995. The Company's statement of operations includes the results of PEI from the date of acquisition.

Minority Interest
-----------------

     Amounts represent primarily the minority interest in the Company's Indianapolis system and the Albuquerque joint venture.

Extraordinary Gain on Early Extinguishment of Debt
--------------------------------------------------

     Amount represents a net gain on early extinguishment of a $4.5 million note in exchange for 180,000 common shares of the Company's stock.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Loss
--------

     For the three and nine month periods ended September 30, 1996, the Company incurred net losses of approximately $18.3 million and $51.8 million, respectively, compared to $13.9 million and $32.2 million for the comparable 1995 periods. These net losses are principally attributable to the significant expenses incurred in connection with the development of the Company's business, which is described above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash, cash equivalents and marketable securities decreased to $110.0 million at September 30, 1996 from $135.7 million at December 31, 1995, a decrease of $25.7 million. This decrease is primarily attributable to cash used in operating activities, the acquisition of Sat-Tel, the acquisition of the Tilden and Anahuac frequencies, the acquisition of BTA licenses, repayment of notes payable, investment in wireless systems and equipment partially offset by cash received on the sale of our interest in Preferred Entertainment of Champaign.


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

      During 1996, the Company's strategy is to conserve capital pending the implementation of digital video compression technology. Pursuant to this strategy, the Company does not plan to materially increase its number of customers in 1996. In 1996, the Company has spent $11.9 million for capital expenditures other than acquisitions compared to $25.9 million in 1995. To fund such capital expenditures for the remainder of 1996, the Company anticipates using the Company's available cash and marketable securities ($110.0 million at September 30, 1996).

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

      A substantial portion of the costs of acquiring wireless cable channel rights and establishing analog headend/transmission facilities for the Chicago, Detroit, Houston, Phoenix, St. Louis and Tucson Systems have already been paid. The Company estimates that the launch of a wireless cable system using analog technology in a major market for which it controls channel rights currently involves the expenditure of approximately $3.0 million for headend/transmission equipment and approximately $1.0 million for certain start-up expenditures which must be made by the Company before it can commence the delivery of programming to its customers. Installation costs per customer generally are incurred shortly before a customer signs up for the Company's wireless cable service. The Company anticipates that the development of its wireless cable systems with digital technology will involve capital expenditures higher than those involved in implementing analog technology because of the increased costs for the more complex headend/transmission facilities, converter boxes and other equipment which utilize the digital technology. The Company believes that it will be able to recover its remaining investment in analog converter boxes through sales of such boxes to wireless cable system operators who intend to implement digital service at a later date than the Company.

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

                          PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

         Cable Equity Partners, Inc. ("CEP") had filed a complaint against the Company and People's Choice TV of Houston, Inc. in the state courts of Texas. The complaint alleged causes of action based upon slander, libel and tortious interference with contractual relations. CEP had claimed damages in excess of $20 million. The Company and its counsel had vigorously defended against this lawsuit. While the Company and its counsel believes that this lawsuit was brought without merit, to avoid the risks inherent in a jury trial, the Company elected to settle this lawsuit. The parties reached a settlement agreement at a mediation held on October 21, 1996. The terms of the settlement provide for a payment of $1.0 million cash to CEP and for CEP to receive 56,000 shares of restricted Company common stock. All of the cash settlement amount will be paid by the Company's insurance carrier.

Item 2.  Changes in Securities

(c) On June 27, 1996, Alda Communications Corp. ("ACC"), an affiliate of the Company, was merged into the Company. The primary asset of ACC was 661,304 shares of Company common stock. Such shares are now treasury shares of the Company. In connection with the closing of this merger, the stockholders of ACC were issued a total of 661,304 shares of Company common stock. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

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



                                      PEOPLE'S CHOICE TV CORP.
                                      ------------------------
                                            (Registrant)



Date:  November 7, 1996               By  /s/ Charles F. Schwartz
                                         -------------------------
                                      Name:  Charles F. Schwartz
                                      Senior Vice President and
                                      Chief Financial Officer
                                      and Principal Accounting Officer