Form 10-K405
period 1996-12-31
PEOPLES CHOICE TV CORP
filed 1997-03-31
CIK 903275

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                For the transition period from ______ to ______


                         Commission File Number 0-21920


                            PEOPLE'S CHOICE TV CORP.
             (Exact name of registrant as specified in its charter)

       Delaware                                 06-1366643
(State of Incorporation)              (IRS Employer Identification No.)

                 2 Corporate Drive, Shelton, Connecticut 06484
              (Address of principal executive offices & zip code)

                 Registrant's telephone number:  (203) 925-7900

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 per share par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                     Yes  X   No
                                        -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.
          ---

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $ 48,892,676 as of March 19, 1997 based upon the last sales price per share of the Registrant's Common Stock, as reported on the NASDAQ National Market System on such date. As of March 19, 1997, 12,924,817 shares of Common Stock of the Registrant were outstanding.

                                     PART I
ITEM 1.  BUSINESS

       (a) General Development of Business
           -------------------------------

       People's Choice TV Corp. (the "Company" or "PCTV", which terms, as used herein, include its consolidated subsidiaries unless the context indicates otherwise) was incorporated in Delaware on April 22, 1993. The Company and its predecessors have been engaged in the wireless cable television business since 1988.

BTA Auction
-----------

       On Thursday, March 28, 1996, the Federal Communication Commission ("FCC") auction for commercial wireless cable license authorizations for Basic Trading Areas ("BTAs") concluded. The BTA authorizations will allow the Company to expand its existing coverage of commercial wireless channels throughout the geographic boundaries of the BTA, to license unallocated commercial wireless channels in the Company's BTA's and to implement technological advances, such as wireless return path delivery, cellular engineering design and flexible use services. The Company purchased 28 BTA authorizations which contain an estimated 12,054,005 television households, including each of the BTA authorizations for the Company's nine primary markets. The purchase price was $12,894,521, which equals $1.07 per household compared with the auction average of $2.51 per household. The Company was entitled to a small business discount of 15%, reducing the purchase price to the amount of $10,960,343. The discount or portions thereof would be required to be refunded to the FCC if any BTA authorizations are sold within five years of issuance to a company not qualifying as a small business.

       The payment terms require (i) a 20% downpayment ($2,192,069), of which $1,911,770 has been paid, (ii) payments of interest on the remaining principal amount during the two years after the auction closes, and (iii) beginning two years after the auction closes, amortization of the remaining principal amount ($6,525,896 as of December 31, 1996, increasing to $8,768,274 at the time all of the BTA authorizations have been issued) and interest over an eight year period. The interest rate is 2.5% plus the rate of the effective ten-year U.S. Treasury obligation at the time the BTA authorization is issued.

       The FCC has issued to the Company 26 of the 28 BTA authorizations which the Company was awarded in the auction. Applications for the issuance of the Milwaukee, WI and Columbus, IN BTA authorizations are currently pending at the FCC. The 28 markets for which the Company received BTA licenses (including the pending Milwaukee and Columbus licenses) are listed below:

       Phoenix, AZ      Tucson, AZ             Sierra Vista, AZ
       Yuma, AZ         Nogales, AZ            Juneau, AK
       Chicago, IL      Kankakee, IL           Indianapolis, IN
       Anderson, IN     Bloomington, IN        Columbus, IN
       Lafayette, IN    Kokomo, IN             Marion, IN
       Muncie, IN       Vincennes, IN          Detroit, MI
       Flint, MI        Saginaw-Bay City, MI   Kansas City, MO
       St. Louis, MO    Rolla, MO              Houston, TX
       Milwaukee, WI    Janesville-Beloit, WI  La Crosse, WI
       Madison, WI

Proposed Exchange of the Kansas City market for the Salt Lake City market
-------------------------------------------------------------------------

       The Company has an agreement with CS Wireless Systems, Inc. ("CS") by which the Company would transfer to CS its Kansas City, Missouri wireless cable television assets and in exchange CS would transfer to the Company its Salt Lake City, Utah wireless cable television assets and certain additional wireless cable television assets in Provo, Utah. By acquiring the Salt Lake City, Utah market, the Company would be adding to its southwestern markets which include Phoenix and Tucson, Arizona and an investment in the Albuquerque, New Mexico wireless cable television system. The transaction will involve an exchange of rights to (including applications for) 24 wireless channels in Kansas City, rights to (including applications for) 28 wireless channels in

Salt Lake City, and will include the BTA licenses for both markets. The Company will also receive the BTA license to Provo/Orem, UT. The Company anticipates that this transaction will close during 1997.

Acquisition of Sat-Tel Services, Inc.
------------------------------------

       Sat-Tel Services, Inc. ("Sat-Tel") is the exclusive provider of customer installations and related technical services for the Company. Prior to January 26, 1996, Sat-Tel was independently owned. On January 26, 1996, the Company acquired all of the capital stock of Sat-Tel whereby Sat-Tel became a wholly-owned subsidiary of the Company. The purchase price was comprised of $3.75 million in cash and a $1.25 million promissory note, which was paid in full on January 26, 1997. Robert Young, President of Sat-Tel, has become a Senior Vice President of the Company with responsibility for customer installations and related technical services.


       (b) Financial Information About Industry Segments
           ---------------------------------------------

       The Company operates in the wireless cable television industry which is its only business segment. Selected financial information with respect to the Company's wireless cable television business is set forth in the consolidated financial statements filed under Item 8 in Part II of this Annual Report on Form 10-K.

       (c) Narrative Description of Business
           ---------------------------------

Company Overview

       People's Choice TV Corp. is a leading developer, owner and operator of wireless cable systems. The Company's strategy is to own, develop and operate wireless cable systems with full channel line-ups at high signal strength in large markets. The Company's operating and targeted markets are concentrated in the midwestern and the southwestern regions of the United States. Currently, the Company provides service in six operating systems located in Chicago, Detroit, Houston, Phoenix, St. Louis and Tucson (the "Operating Markets"), and controls wireless cable channel rights in three additional markets located in Indianapolis, Milwaukee and Salt Lake City (subject to a pending acquisition) (the "Pre-Launch Markets"). The Company controls between 19 and 32 wireless cable channel rights in the nine primary markets included in the Company's Operating and Pre-Launch Markets, which collectively represent approximately 7.8 million households which the Company believes can be serviced by line-of-sight transmission.

Business Strategy

       The Company offers its customers high quality program packages which it believes are lower priced than equivalent packages offered by its traditional hardwire cable competitors. The Company believes that its customers enjoy a higher level of signal reliability and equivalent or superior picture quality compared to traditional hardwire cable customers. To achieve such reliability and picture quality in its large markets, the Company invests in state-of-the-art headend/transmission facilities. The Company also provides an impulse pay-per-view converter to its customers with a programmable remote control which includes a VCR timer, advance event ordering capability, a parental control option and other features. In addition, the Company offers innovative programming packages in its markets, such as its multi-channel pay-per-view-service, Home Video Store(R), and its innovative sports service, Team-TV(R).

       The Company transmits programming through the air in a direct line-of-sight from a headend/transmission facility to each customer's receiving antenna by utilizing up to 200 megahertz ("MHz") of radio spectrum allocated by the FCC. Unlike traditional hardwire cable systems, wireless cable systems do not require extensive coaxial cable networks, amplifiers and related equipment ("Cable Plant"). As a result, capital costs and plant-related operating costs are less than those of a typical hardwire cable system. In addition, the elimination of Cable Plant utilized by traditional hardwire cable operators to deliver television signals provides wireless cable operators with operating advantages, including: (i) a substantial portion of capital expenditures are demand driven and are not made until shortly before or after a customer is added, (ii) maintenance requirements in comparison to hardwire cable operators are reduced because of the elimination of Cable Plant, (iii) reliability is improved due to fewer points of failure and therefore fewer potential transmission disruptions,
(iv) an equivalent or higher quality picture is provided as a result of the elimination of signal noise inherent in a Cable Plant and (v) flexibility to introduce advanced technologies (including digital compression) is enhanced because new equipment only has to be installed at the customer site and the Company's headend/transmission facility.

       In its Operating Markets, the Company currently transmits programming services utilizing analog technology. Analog technology permits a standard 6 MHz wireless cable television frequency to carry one full-motion audio/video programming service, like ESPN or HBO, at a time. During 1997, the Company expects to begin the implementation of digital compression technology in one of its systems. One of the benefits of digital compression technology is that the capacity of each wireless cable television frequency after compression is expected to be increased by four to ten times. Digital compression technology is expected to enable wireless cable systems to offer more than 100 channels of video programming services, compared to only 33 programming services over the analog wireless cable channels available today. It may also allow the Company to provide data delivery services, such as high speed internet access. The Company has determined not to seek to add additional analog customers to its systems. The implementation of digital compression technology will permit the Company to offer many additional video programming services and the Company believes that such increased video services will enhance its ability to attract and retain customers. Despite the implementation of digital technology, there can be no assurance that the Company will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for subscription television services.

       The Company's ability to commence digital wireless cable service in 1997 may be affected by a number of factors. First, although the Company has entered into a letter of intent with an equipment supplier for the purchase of digital compression equipment, no such equipment has yet been delivered to the Company and the delivery of such equipment could be delayed for one or more reasons. Second, the Company will need to obtain certain FCC approvals to implement digital transmission on certain of the channels in its markets and the Company will need to secure the consent of certain adjacent market licensees for these approvals to be granted. Third, although the Company has sufficient capital resources to launch one of its markets with digital compression technology, the purchase of digital receiving equipment for customers will involve substantial capital expenditures by the Company and therefore the Company will need additional financings to fully develop additional markets with digital compression technology, and it is uncertain if and on what terms such financings will be available. Fourth, no wireless cable system operator has yet made a significant implementation of digital compression technology and there can be no assurance that the implementation and optimization of digital compression technology in the Company's wireless markets will not take longer than anticipated. There may be additional factors, that the Company is unaware of at this time, that may affect the Company's ability to implement digital technology in one of its markets in 1997.

       The Company has executed a letter of intent with an affiliate of General Instrument Corporation ("GIC") pursuant to which the Company is negotiating an agreement with GIC by which the Company would purchase up to 300,000 digital set top converters and certain digital transmission equipment from GIC over a three year period. For further discussion of the proposed agreement with GIC, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Wireless Cable Technology

       Wireless cable can provide customers the same or superior video television service as that of traditional hardwire cable. Like a traditional hardwire cable system, wireless cable receives programming at a headend. Unlike traditional hardwire cable systems, however, the programming is then retransmitted by microwave transmitters from an antenna located on a tower associated with the headend to a small receiving antenna located on a customer's rooftop. To ensure the clearest line-of-sight possible in the Company's markets, the Company has placed, and plans to place, such towers on top of tall buildings or accessible mountain tops located in such markets. There exists, in each of the Company's operating and targeted markets, a number of acceptable locations for the placement of its towers and the Company does not believe that the failure to secure any one location for such placement in any single market will materially affect the Company's operations in such market. At the customer's location, the signals are converted to frequencies that can pass through conventional coaxial cable into a descrambling converter located on top of a television set. Wireless cable requires a clear line-of-sight, because the microwave frequencies used will not pass through dense foliage, hills, buildings, or other obstructions. Since wireless cable systems do not require an extensive cable distribution system, wireless cable operators can provide customers with a high quality picture resulting in a reliable signal with few transmission disruptions at a significantly lower system capital cost per installed customer than traditional hardwire cable systems.

Regulatory Environment

       General. The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke, modify and renew licenses within the spectrum available to wireless cable; to approve the assignment and/or transfer of control of such licenses; to approve the location of wireless cable systems; to regulate the kind, configuration and operation of equipment used by wireless cable systems; and to impose certain equal employment opportunity and other reporting requirements on wireless cable operators.

       The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hardwire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property; hence, there is no need to make use of utility poles or dedicated easements or other public rights of way. Although wireless cable operators typically have to lease the right to use wireless cable channels from the holders of channel licenses, unlike hardwire cable operators they do not have to pay local franchise fees. Legislation has been introduced in some states to authorize state and local authorities to impose on all video program distributors (including wireless cable distributors) a tax on the distributor's gross receipts comparable to the franchise fees cable operators pay. While the proposals vary among states, the bills all would require, if passed, as much as 5% percent of gross receipts to be paid by wireless distributors to local authorities. The City of Chicago has adopted an ordinance which imposes a 7% amusement tax on the gross receipts of providers of subscription video services. This tax has been challenged by certain hardwire cable operators in Chicago and the Company may challenge the tax in the future. The outcome of any such legal challenge is uncertain. Pursuant to federal legislation, providers of video programming services utilizing direct to home satellite systems are exempt from such tax, but such exemption is not currently available to the Company.

       In each geographic service area of the 50 largest markets, 33 analog channels are available for wireless cable (in addition to any local off-air VHF/UHF broadcasts that are not retransmitted over the microwave channels). In each geographic service area of all other markets, 32 analog channels are available for wireless cable (in addition to any local off-air VHF/UHF broadcasts that are not retransmitted over the microwave channels). Except in limited circumstances, 20 of these analog channels in each of these geographic service areas can generally only be licensed to qualified non-profit education organizations ("ITFS Channels"), and, in general, each of these channels must be used a minimum of 20 hours per week for instructional programming. The remaining "excess air time" on an ITFS Channel may be leased to wireless cable operators for commercial use, without restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming). Programs such as C-SPAN and The Discovery Channel as well as internet service can qualify as educational programming and thereby facilitate greater usage by the Company of an ITFS Channel. In addition, lessees of ITFS's "excess air time", including the Company, generally have the right to transmit to their customers the educational programming provided by the lessor at no incremental cost. The remaining 13 analog channels, commonly referred to as Multichannel Multipoint Distribution Service and Multipoint Distribution Service (collectively "MDS") or commercial channels, available in most of the Company's markets are made available by the FCC for full time usage without programming restrictions.

       On July 10, 1996 the Commission issued an order approving interim use of digital transmissions for MDS and ITFS channels. This order waived certain rules pertaining specifically to analog use of such channels until further testing can be conducted and a future rulemaking adopting the final rules for such use is completed. Digital transmission is specifically limited to use of two types of digital modulation, Quadrature Amplitude Modulation ("QAM") and Vestigial Sideband ("VSB") up to the densities of 64-QAM and 8-VSB. MDS and ITFS licensees may utilize higher modulation densities provided that they submit supplemental measurement data specific to these higher modulation levels in their applications. Digital compressed techniques enable wireless cable operators and MDS or ITFS licensees to increase their channel capacity and service offerings using existing licenses.

       All modification applications requesting the use of digital transmissions by either MDS or ITFS applicants are considered minor changes and will not have to wait the entire 30-day notice period in which to be processed. Thus, all such ITFS applications need not wait until the Commission opens a "filing window" to be submitted. Any objections to an MDS or ITFS digital application may be submitted informally to the Commission at any time prior to the grant of such application.

       During the interim period governed by this ruling, the Commission will not require additional ITFS programming by licensees who expand their spectrum capacity by utilizing digital compression technology. The rules will continue to provide interference protection to licensees, even when digital technology is employed. Any conflict resulting among adjacent market stations must be resolved by agreement between the two parties or neither party will be granted the authority to modify its operations to employ digital technology.

       However, this is an interim order and any changes to a wireless cable system under this order may be subject to additional changes when the final rules regarding digital transmissions are introduced. The Company has filed numerous applications for authority to convert to digital transmission at its option, some of which have already been granted in the markets of Chicago, Detroit, and Phoenix.

       Licensing Procedures. Although the FCC has utilized a number of different selection procedures, by 1990, the FCC had established a procedure whereby the FCC's selection among more than one acceptable commercial license application filed on the same day was determined by a lottery. However, the lottery procedure was later replaced by an auction procedure. Generally, once a commercial license application is approved by the FCC and the applicant satisfies any conditions imposed by the FCC, a conditional license results allowing construction of the station to commence. Construction generally must be completed within one year of the date of grant of the conditional license whereupon a full term license will be issued. All commercial licenses expire on May 1, 2001 and must then be renewed and may be revoked for cause in a manner similar to other FCC licenses. The holder of an FCC license has the right to renew such license at its expiration date provided that the license holder has complied with the terms of the license and files appropriate renewal applications in a timely manner. ITFS licenses are issued for terms of 10 years. FCC rules prohibit the sale for profit of a conditional commercial license or of a controlling interest in the conditional license holder prior to construction of the station or, in certain instances, prior to the completion of one year of operation. The FCC, however, does permit the leasing of 100% of a commercial license holder's spectrum capacity to a third party and the granting of options to purchase a controlling interest in a license once the required license holding period has lapsed.

       Applications for new MDS stations may be filed at any time but only by BTA authorization holders (discussed below). Applications for new ITFS licenses and for major ITFS modifications by qualified ITFS applicants may only be made during specified "filing windows", the first of which occurred in October of 1995.

       In June of 1995, the FCC adopted a competitive bidding (auction) mechanism for the award of initial licenses for MDS channels. The auction was completed on March 28, 1996. Successful bidders received the exclusive right to apply for any and all available MDS frequencies in the entire BTA. However, all previously existing MDS licensees or applicants are protected since the blanket BTA authorization allows the submission of applications for MDS channels within the BTA only upon demonstrating interference protection to the 35 mile radius protected service areas of incumbent MDS and ITFS stations licensed, or for which there is an application for a license pending as of September 15, 1995, along with any modified license or application for modification of such a license filed prior to the BTA application filing. A BTA license holder must show coverage of at least two-thirds of the population of the area within its control within five years of receiving the BTA authorization. If the BTA holder is not serving any part of the BTA at the end of 5 years, it will forfeit the BTA authorization and will not be eligible to regain it. Likewise, if there are unserved areas in the BTA, the Commission will partition the area and hold an auction for that partitioned area. Again, the original holder of the BTA will not be eligible to bid on the partitioned area. ITFS licenses are exempt from the auction process and applications for ITFS licenses are expected to continue to be awarded according to the FCC's existing "filing window" system and comparative criteria. For a discussion of the BTA authorizations acquired by the Company, see "Business--General Development of Business--BTA Auction" above.

       Applications for renewal of MDS and ITFS licenses must be filed within a certain period prior to expiration of the license term, and petitions to deny applications for renewal may be filed during certain periods following the filing of such applications. Licenses are subject to revocation or cancellation for violation of the Communications Act or the FCC's rules and policies. Conviction of certain criminal offenses may also render a licensee or applicant unqualified to hold a license. The Company's lease agreements with license holders typically require the license holders, at the Company's expense, to use their best efforts, in cooperation with the Company, to make various required filings with the FCC in connection with the maintenance and renewal of licenses. The Company believes this reduces the likelihood that a license would be revoked, canceled or not renewed by the FCC.

       Wireless cable transmissions are governed by FCC regulations dealing with interference and reception quality. These regulations specify important signal characteristics such as modulation (i.e., AM/FM) or encoding formats (analog or digital). The FCC also regulates transmitter locations and signal strength.
The operation of a wireless cable television system requires the collocation of a commercially viable number of transmitters and operations with common power levels. In order to commence the operations of the Company's targeted markets, the Company has been required to file applications with the FCC to relocate and modify existing transmission facilities. Many of the necessary FCC approvals have been received and the Company believes that the necessary remaining FCC approvals will be obtained; however, there can be no assurance that these approvals will be forthcoming or timely.

       Under current FCC regulations, a wireless cable operator generally may transmit anywhere within the line of sight of its transmission facility, provided that its signal does not violate interference standards in the FCC protected service area of another wireless license holder. Existing wireless license holders generally are protected from interference within 35 miles of the transmission site; however, if that site is moved, the protection remains only within the original 35 mile zone. Furthermore, protection to the service area of licenses obtained through the auction is based upon an entirely different engineering concept which may not provide an equivalent amount of protection. This new concept requires that BTA holders must protect adjacent BTA holders by meeting a power flux density restriction at the BTA boundary or in the case of MDS incumbents, merely by restricting the power flux density at the border of the incumbent's own protected service area. In some instances, this could mean less protection afforded to BTA holder stations.

       The 1992 Cable Act.  On October 5, 1992, Congress enacted the 1992
Cable Act, which imposes additional regulation on traditional hardwire cable operators and permits regulation of rates in markets in which there is no "effective competition". The 1992 Cable Act, among other things, directs the FCC to adopt comprehensive new federal standards for local regulation of certain rates charged by traditional hardwire cable operators. The legislation also provides for deregulation of traditional hardwire cable in a given market once other multi-channel video providers offer comparable programming to at least 50% of the households in the franchise area and serve, in the aggregate, at least 15% of the households in the cable franchise area. Rates charged by wireless cable operators, typically already lower than traditional hardwire cable rates, are not subject to regulation under the 1992 Cable Act.

       While current FCC regulations are intended to promote the development of a competitive television subscription industry, the rules and regulations affecting the wireless cable industry may change, and any future changes in FCC rules, regulations, policies and procedures could have a material adverse effect on the Company. In addition, a number of legal challenges to the 1992 Cable Act and the regulations promulgated thereunder have been filed, both in the courts and before the FCC. These challenges, if successful, could result in an increase in the Company's operating costs and otherwise have a material adverse effect on the Company. In particular, those sections of the 1992 Cable Act which prohibit discriminatory or unfair practices in the sale of satellite programming to competing multi-channel video programming distributors have been challenged. The Company's costs to acquire satellite programming may be affected by the outcome of those challenges.

       1996 Telecommunications Act.   In February 1996, Congress passed and
the President signed into law the Telecommunications Act of 1996 (the "1996 Act"). Some of the provisions of the 1996 Act that directly affect wireless cable television operators are discussed below. Beyond those specific provisions, the 1996 Act contains provisions intended to increase competition in the telephone, radio, broadcast television, and hardwire and wireless cable television businesses. The long term effect of the 1996 Act cannot be determined at this time, although competition in the video programming delivery industry is likely to increase as a result of the adoption of the 1996 Act.

       The 1996 Act changes the definition of cable television system in the 1984 Cable Act so that the definition excludes any systems that serve customers without using any public right of way. This change will allow wireless cable system operators to wire together apartment complexes and other similar properties, as long as the wiring system does not cross a public right-of-way, without the need to apply for a local cable television franchise.

       The 1996 Act expands the effective competition test for deregulating franchised cable operator basic and cable programming services tier rates to include the provision of comparable video programming services directly to customers in a cable operator's franchise area by a telephone company or its affiliate or any multichannel video programming distributor using the facilities of such carrier or its affiliate. The 1996 Act also deregulates cable programming service rates for small cable operators, or such operator's basic service tier if that was the only tier subject to regulation as of December 31, 1994, and deregulates cable programming services rates for all cable operators as of March 31, 1999. These changes may limit or eliminate the extent to which a particular cable operator is subject to rate regulation.

       The 1996 Act changed the rules with respect to the 1992 Act's uniform rate requirement and multiple dwelling units ("MDUs"). Prior to the adoption of the 1996 Act, franchised cable operators were required to offer uniform rates within franchise areas and with respect to bulk service contracts for MDUs. Now franchised cable operators may establish different rates across franchise areas in which they are subject to effective competition and may offer bulk service contracts to MDUs without any uniform pricing requirement, except that the franchised cable operator may not engage in predatory pricing, which concept is undefined in the 1996 Act.

       The 1996 Act instructs the FCC to adopt regulations to prohibit restrictions that impair customers' ability to receive video programming services through reception devices. The FCC now prohibits any restriction that impairs the installation, maintenance or use of an antenna used for reception of wireless cable services that is one meter or less in diameter or diagonal measurement. To impair means to unreasonably delay, prevent or increase the cost of installation, maintenance or use or to preclude reception of an acceptable quality signal. Prohibited regulations include, but are not limited to, any state or local law or regulation, including zoning, land use, or building regulation, or any private covenant, homeowner's association rule or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property. The FCC has adopted certain regulations in according to this mandate.

       The 1996 Act eliminated the cable/broadcast cross-ownership and cable/telco cross ownership prohibitions, freeing broadcasters and telcos to own cable systems within their service areas. Pursuant to the 1996 Act the FCC established rules governing Open Video Systems, the operators of which among other things, must provide non-discriminatory access to video programmers with regard to carriage.

       In general, and subject to exemption or waiver, hardwire cable operators are prohibited from holding the license for or leasing capacity from MMDS or ITFS channels in areas in or about their franchise areas. Additionally, the FCC is presently considering a rule change that would allow up to 10% common ownership between franchised and wireless cable companies serving the same area.

       Other Regulations. Wireless cable license holders are subject to regulation by the FAA with respect to the construction of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. There may also be restrictions imposed by local authorities. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations and restrictions.

       Due to the regulated nature of the subscription industry, the Company's growth and operations may be adversely impacted by the adoption of new, or changes to existing, laws or regulations or the interpretations thereof.

       Copyright. Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Under Section 111 of the Copyright Act, certain "cable systems" are entitled to engage in the secondary transmission of broadcast programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. Such a license may be obtained upon the filing of certain reports with and the payment of certain fees to the U.S. Copyright Office. In 1994, Congress enacted the Satellite Home Viewer Act of 1994 which enables operators of wireless cable television systems to rely on the cable compulsory license under Section 111 of the Copyright Act.

       Under the retransmission consent provisions of the 1992 Cable Act, wireless and hardwire cable operators seeking to retransmit certain commercial television broadcast signals must first obtain the permission of the broadcast station in order to retransmit the station's signal. However, wireless cable systems, unlike hardwire cable systems, are not required under the FCC's "must carry" rules to retransmit a specified number of local commercial television or qualified low power television signals. Although there can be no assurances that the company will be able to obtain requisite broadcaster consents, the Company believes in most cases it will be able to do so for little or no additional cost.

Competition

       Wireless cable television operators face competition from a number of sources, including potential competition from emerging trends and technologies in the subscription television industry, some of which are described below.

       Hard-Wire Cable.    The Company's principal subscription television
competitors in each market are traditional hard-wire cable operators. Hard-wire cable companies are generally well established and known to potential customers and have significantly greater financial and other resources than the Company. The hard-wire cable companies competing in the Company's markets generally offer more channels of programming than the Company.

       Direct-to-Home  ("DTH").   DTH satellite television services originally
were available via satellite receivers which generally were 7 to 12 foot dishes mounted in the yards of homes to receive television signals from orbiting satellites. Until the implementation of encryption, these dishes enabled reception of any and all signals without payment of fees. Having to purchase decoders and pay for programming has reduced their popularity, although the Company will to some degree compete with these systems in marketing its services.

       Direct Broadcast Satellite ("DBS"). DBS involves the transmission of an encoded signal direct from a satellite to the customer's home. Because the signal is at a higher power level and frequency than most satellite-transmitted signals, its reception can be accomplished with a relatively small receiving dish mounted on a rooftop or in the yard. DBS service is now available from DirecTV, Inc., United States Satellite Broadcasting Company, Inc., Prime Star Partners, and Echostar Communications Corporation. MCI Communications recently acquired high power DBS spectrum at an FCC auction and intends to offer nationwide DBS service with its partner News Corp.. In addition, News Corp. has announced that it intends to make a significant investment in Echostar. The growth of DBS service has been significant since such service was first launched and the Company expects that the DBS service providers will continue to be significant competitors for video programming customers.

       Private Cable. Private cable is a multi-channel subscription television service where the programming is received by satellite receiver and then transmitted via coaxial cable throughout private property, often multiple dwelling units ("MDUs"), without crossing public rights of way. Private cable operates under an agreement with a private landowner to service a specific MDU, commercial establishment or hotel. The FCC amended its rules to provide point-to-point delivery of video programming by private cable operators and other video delivery systems in the 18 GHz band. Private cable operators compete with the Company for exclusive rights of entry into larger MDUs.

       Telephone Companies. The 1996 Cable Act broadened the ability for local exchange carriers ("LECs"), including the Regional Bell Operating Companies ("RBOC's"), to acquire and develop cable television systems. Bell Atlantic, NYNEX, BellSouth, and Pacific Telesis have all made acquisitions of and investments in wireless cable television systems. Ameritech and other RBOC's have begun acquiring hardwire cable television franchises. In addition, in 1996, US West Media Group closed on an agreement to acquire Continental Cablevision Inc., one of the largest hardwire cable operators in the U.S. The Company anticipates that the RBOC's and other LEC's will soon become significant competitors for video programming customers.

       Local Off-Air VHF/UHF Broadcasts.   Local off-air VHF/UHF broadcast
television stations (such as ABC, NBC, CBS and Fox) provide free programming to the public. Potential customers may forego subscription television and only receive free off-air programming.

       Local Multi-Point Distribution Service ("LMDS").    The FCC has
redesignated portions of the 28 Ghz and 31 Ghz bands to create a new video and data delivery service referred to as LMDS. The FCC will award licenses in each of 493 BTAs pursuant to auctions. Final rules for LMDS have been established but no date for the auction has been scheduled. While the Company anticipates that LMDS may become a viable competitor for video programming customers, until more LMDS systems are in operation, the level of competition that LMDS may provide cannot be determined.

The Company's Marketplace

       Currently, the Company provides service in six operating systems located in Chicago, Detroit, Houston, Phoenix, St. Louis and Tucson (the "Operating Markets") and controls wireless cable channel rights in three additional markets located in Indianapolis, Milwaukee and Salt Lake City (subject to a pending acquisition) (the "Pre-Launch Markets"). The Company controls between 19 and 32 wireless cable channel rights in the nine primary markets included in the Company's Operating and Pre-Launch Markets, which collectively represent approximately 7.8 million households which the Company believes can be serviced by line-of-sight transmission with existing analog technology. The Company owns a 27% interest in a partnership that operates a wireless cable television system in Albuquerque, New Mexico, which the Company estimates has 220,000 line of sight households. A description of the Company's principal markets is set forth below.

                             Estimated Signal       Estimated Line-of-Sight                 Number of Customers as of
Markets                       Area Households             Households                            December 31, 1996
-------                      -----------------      -----------------------                 -------------------------
Chicago                             2,836,000             2,275,000                                    19,000
Detroit                             1,740,000             1,368,000                                     3,100
Indianapolis (1)                    1,233,000               760,000                                To be launched
Houston                             1,105,000               866,000                                    18,200
Phoenix (2)                         1,014,000               910,000                                     3,400
St. Louis                             908,000               609,000                                     6,100
Milwaukee                             650,000               423,000                                To be launched
Salt Lake City(3)                     359,000               320,000                                To be launched
Tucson                                314,000               284,000                                    28,000
                                    ---------             ---------                                    ------
Total                               10,159,00              7,815,00                                    77,800

(1) Includes Indianapolis and certain smaller markets surrounding Indianapolis in which the Company has significant wireless cable frequency rights.

(2) Includes Casa Grande, Arizona, which will be served by a separate transmit site.

(3)  The acquisition of this market is pending.

       Chicago. The Company offers 44 channels (including 12 off-air VHF/UHF channels) in the Chicago market through its subsidiary Preferred Entertainment, Inc. ("PEI"). PEI controls the rights to 32 wireless channels and transmits at 50 watts from the Sears Tower, the tallest building in Chicago.

       Detroit. The Company offers 20 channels (including 8 off-air VHF/UHF channels) in the Detroit market through its subsidiary People's Choice TV of Detroit, Inc. ("PCTV Detroit"). The Company owns 100% of the common stock of PCTV Detroit. PCTV Detroit controls the rights to 26 wireless cable channels and transmits at 10 watts.

       The Company recently received digital authorizations from the FCC on 14 of its ITFS wireless cable television channels. These authorizations will allow the Company to use these channels for digital video, data transmission and internet service. The Company has additional applications on file at the FCC to increase power, adjust the antenna configuration, and other matters with respect to its 26 Detroit wireless channels. Subject to the receipt of certain interference agreements, the Company will be able to provide digital video, data transmission and internet service on its 12 MMDS channels in the Detroit market and colocate those channels with the 14 ITFS channels. Because the Detroit market is within 50 miles of the Canadian border, wireless cable television frequency specifications are subject to a technical coordination agreement between the FCC and the Canadian Radio and Television Commission ("CRTC"). Currently, a 1989 agreement between the FCC and CRTC regulates such cross-border transmission interference issues. The Company expects that interference issues arising as a result of Detroit's proximity to the Canadian border will be resolved pursuant to this agreement. There can be no assurance, however, that the requested applications will be approved and that the Company will be able to modify its Detroit wireless cable television frequencies as currently proposed.

       Houston. The Company offers 43 channels (including 12 off-air VHF/UHF channels) in the Houston market through its wholly-owned subsidiary, People's Choice TV of Houston, Inc. ("PCTV Houston"). PCTV Houston controls the rights to 31 wireless cable channels and transmits at 100 watts of power from one of the tallest buildings in Houston.

       Indianapolis. Through its approximately 88% owned subsidiary, Wireless Cable of Indianapolis, Inc. ("WCI"), PCTV controls the rights to 32 wireless cable channels in the Indianapolis market. WCI also holds significant wireless cable frequency rights in Anderson, Bloomington, Lafayette and Kokomo, Indiana, which markets are in proximity to the Indianapolis market.

       Milwaukee. The Company controls the rights to 19 wireless channels in the Milwaukee market through its wholly-owned subsidiary, People's Choice TV of Milwaukee, Inc. ("PCTV Milwaukee").

       Phoenix. The Company offers 39 channels (including 6 off-air VHF/UHF channels) in the Phoenix market through its wholly-owned subsidiary, People's Choice TV of Phoenix, Inc. ("PCTV Phoenix"). PCTV Phoenix controls the rights to 32 wireless cable channels and transmits at 100 watts.

       Salt Lake City. The Company has a pending transaction to acquire the Salt Lake City, Utah market in exchange for its Kansas City market. See "Business-- General Development of Business--Proposed Exchange of the Kansas City market for the Salt Lake City market." Upon the closing of this acquisition, the Company will control the rights to 20 wireless cable channels in the Salt Lake City market and will also have the rights to pending applications at the FCC for 8 additional channels. There can be no assurance that this acquisition will be successfully consummated.

       St. Louis. The Company offers 31 channels (including 6 off-air VHF/UHF channels) in the St. Louis market through its wholly-owned subsidiary, People's Choice TV of St. Louis, Inc. ("PCTV St. Louis"). PCTV St. Louis controls the rights to 29 wireless channels and transmits at 200 watts.

       Tucson. The Company offers 36 channels (including 4 off-air VHF/UHF channels) in the Tucson market through its wholly-owned subsidiary, People's Choice TV of Tucson, Inc. ("PCTV Tucson"). PCTV Tucson controls the rights to 32 leased channels. PCTV Tucson transmits these channels at 50 watts from the top of Tower Peak in Pima County, Arizona.

Licenses and Channel Leases

       The Company does not hold directly any of the FCC licenses for channels that it uses to transmit programming; instead, it has acquired the right to transmit under long-term leases. Some of those leases are with Alda Wireless Holdings, Inc. and Alda Gold, Inc., corporations which are affiliates of the Company and which are controlled by Matthew Oristano. The Company makes nominal payments to Alda Wireless Holdings, Inc. and Alda Gold, Inc. for those lease rights. The other leases are with unaffiliated third parties. The average term of the Company's channel leases, including renewals at the Company's option, is more than ten years.

       The holder of an FCC license has the right to renew such license at its expiration date provided that the license holder has complied with the terms of the license and files appropriate renewal applications in a timely manner.

       Although the Company anticipates that it will continue to have access to a sufficient number of channels to operate a successful wireless cable system, if a significant number of the Company's channel leases are not renewed, a significant number of its pending FCC applications are not granted or the FCC terminates, forfeits, revokes or fails to renew the authorizations held by the Company's channel lessors, the Company may be unable to provide a viable programming package to customers in some or all of its markets.

       Licenses for wireless cable channels in most markets that meet the Company's market selection criteria have already been granted or applied for. Thus, in order to build and operate wireless cable systems in new markets where it does not already control a critical number of channels, the Company will be required to lease sufficient channel capacity from third parties. There can be no assurance that such channel capacity will be available on terms acceptable to the Company.

Employees

       As of March 25, 1997 the Company had a total of 450 employees. None of the Company's employees is subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that it has good relations with its employees.

Trademarks

       The Company owns certain trademarks; however, the Company's management believes that the Company's business is not materially dependent upon its ownership of any single trademark or group of trademarks.

ITEM 2.   PROPERTIES

       The Company leases approximately 7,600 square feet for its executive offices in Shelton, Connecticut, which lease runs through August 31, 1998 and 5,800 square feet in Tucson which lease runs through March, 2001. PCTV Tucson leases approximately 18,000 square feet of office space in Tucson pursuant to two leases that run through October, 1997 and March, 2001. PCTV St. Louis leases approximately 4,000 square feet of office and warehouse space in St. Louis, Missouri which lease runs through December, 1999. PCTV Houston owns a 48,500 square foot building in Houston, Texas. PCTV Houston also leases 6,400 square feet of office and warehouse space in Houston which lease runs through December, 1997 and which is currently subleased to a third party. PCTV Phoenix leases approximately 43,000 square feet in an office building in Phoenix, which lease expires in December, 2005, the majority of which is subleased to a third party. PCTV Phoenix also leases approximately 12,000 square feet of office and warehouse space in Phoenix which lease continues through January, 1998. PCTV Detroit leases approximately 1,500 square feet of office space, which lease is currently month to month. PCTV Detroit also leases approximately 10,000 square feet of warehouse space, which lease runs through March, 1999. In Chicago, PEI leases approximately 10,000 square feet of office space which space serves as PEI's primary office and which lease expires in November, 2003. In addition, PEI leases two warehouse and office spaces totaling approximately 8,000 square feet, which leases expire between November, 2003 and May, 2004. PCTV Indianapolis leases a small suite in Indianapolis which lease is month to month. Sat-Tel leases approximately 2,500 square feet in Northfield, Illinois, which lease expires in July, 1998.

       The Company expects to purchase or lease additional office space in other cities when it expands or launches other wireless cable systems. In addition to office space, the Company also leases or will lease space on the top of buildings or transmission towers located in the markets where it operates or will operate its wireless cable systems. The Company locates its wireless cable transmitters on these buildings or towers. The Company believes that office space and space on buildings or transmission towers currently is readily available on acceptable terms in the markets where the Company intends to operate wireless cable systems.

ITEM 3.  LEGAL PROCEEDINGS

       Except as discussed below, the Company is not a party to any litigation that could have a material adverse effect on its business, results of operations or financial condition.

       Cable Equity Partners, Inc. ("CEP") had filed a complaint against the Company and People's Choice TV of Houston, Inc. in the state courts of Texas. The complaint alleged causes of action based upon slander, libel and tortious interference with contractual relations. CEP had claimed damages in excess of $20 million. The Company and its counsel had vigorously defended against this lawsuit. While the Company and its counsel believes that this lawsuit was brought without merit, to avoid the risks inherent in a jury trial, the Company
elected to settle this lawsuit.   The parties reached a settlement agreement at
a mediation held on October 21, 1996. The terms of the settlement provide for a payment of $1.0 million cash to CEP and for CEP to receive 56,000 shares of restricted Company common stock valued at $616,000. All of the cash settlement amount was paid by the Company's insurance carrier.

       Wireless Enterprises, Inc. and Indianapolis Wireless, L.P. have filed a complaint against the Company in U.S. District Court in Connecticut. The complaint alleges causes of action based on fraud, tortious interference with contract, negligence, breach of good faith, and unfair trade practices. The complaint alleges that the Company took certain actions with respect to the Detroit market that deprived plaintiffs of the opportunity to acquire certain wireless cable frequencies in that market. The complaint alleges that by taking such actions the Company breached certain obligations to the plaintiffs. The complaint seeks money damages and injunctive relief. The Company has retained counsel and the discovery process is proceeding. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses in this action and intends to defend vigorously against this action. The Company believes that the eventual outcome of this action will not have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

       The Common Stock is traded on the NASDAQ under the symbol "PCTV" and is designated as a NASDAQ National Market System security. The following table sets forth, on a per share basis for the periods shown, the range of high and low sale prices of the Common Stock as reported by NASDAQ.

                      Closing Sale Price
                      ------------------
1995                   High    Low

First Quarter         $28.25  $15.00

Second Quarter        $30.50  $24.00

Third Quarter         $25.63  $18.25

Fourth Quarter        $25.25  $18.00

1996

First Quarter         $19.75  $15.25

Second Quarter        $19.00  $12.50

Third Quarter         $19.00  $11.50

Fourth Quarter        $15.00  $ 5.25

Holders

       On March 15, 1997 there were approximately 175 holders of record of PCTV Common Stock.

Dividends

       The Company has not declared or paid any cash dividends on its common stock since its formation in April 1993. The Company does not currently intend to declare or pay any cash dividends on its common stock, but intends to retain future earnings for reinvestment in its business. The indenture relating to the Company's Senior Discount Notes due 2004 restricts the Company from paying cash dividends on its common stock unless certain requirements are satisfied.

       Since the Company generally conducts, and in the future intends to generally conduct, operations through subsidiaries, the Company's ability to declare or pay cash dividends is substantially dependent on the ability of the Company's present and future subsidiaries to declare or pay cash dividends to the Company. Certain agreements between PCTV Tucson and its lenders prohibit PCTV Tucson from paying dividends. Similar prohibitions or restrictions may be placed on other subsidiaries of the Company in connection with financing arrangements made therewith.

ITEM 6.  SELECTED FINANCIAL DATA

       The following table presents selected historical data for the Company and its predecessors. The information contained herein should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company.

                                                              Years Ended December 31,
----------------------------------------------------------------------------------------------------------
                                             1992          1993          1994          1995        1996
                                                       (In thousands, except per share data)
Statements of Operations Data:
Revenues                                  $ 3,989       $ 5,780      $ 12,557      $ 26,004      $ 33,425
Depreciation and Amortization               2,207         3,328         6,606        24,627        39,041
Operating Loss                             (4,782)       (8,189)(1)   (20,573)      (42,277)      (50,819)
Interest Expense                            1,268         1,938         2,514        15,566        27,891
Net Loss                                   (6,124)       (9,802)      (19,531)(2)   (53,235)(3)   (75,887)

Actual and Pro Forma Net Loss
   Per Common Share                        $(1.44)(4)    $(1.73)(4)    $(2.20)(2)    $(5.23)(3)    $(6.26)
Weighted Average Number of
 Common Shares Outstanding                  3,999         5,367         8,949        11,072        13,100


Balance Sheets Data:
   Total Assets                           $16,210       $43,427      $117,532      $373,093      $326,148
   Notes and Other Payables                18,395        16,659        12,116       202,317       234,431
Partner's Capital (Deficit)/
  Stockholders' Equity                     (5,628)       20,865        82,997        96,519        14,089

___________________________

Financial Statement Presentation

       The consolidated financial statements include operations of People's Choice TV Partners ("PCTV Partners") to March 10, 1993, the operations of a successor limited partnership, People's Choice TV Partners, L.P., ("PCTV L.P."), from March 11, 1993 to April 29, 1993 and the operations of the Company thereafter.

       The statements of operations data for the three years ended December 31, 1996 and the balance sheets data for December 31, 1995 and 1996 are derived from the consolidated financial statements and accompanying notes of PCTV Corp. and Subsidiaries included in Item 8 hereto.

       The balance sheets data for December 31, 1995 and 1996 are derived from the PCTV Corp. and Subsidiaries consolidated financial statements included in
Item 8 hereto.
___________________________

(1) Includes approximately $1.2 million of non-recurring, non-cash compensation expense in connection with grants of non-qualified options made in 1993 to certain employees.

(2)  Includes an income tax benefit of $3.2 million or $.36 per share.

(3)  Includes an extraordinary gain of $1.2 million or $.11 per share.

(4)  The  pro forma net  loss  per share would  have  been $1.40 and $1.69 for
     the years  ended   December 31, 1992 and 1993, respectively, assuming
     97,971 and 98,832 shares, respectively, had been issued at the initial public offering price of $10.50 per share for the common stock, and the proceeds were received and used to retire the Graphic Scanning Liquidation Corp. note on January 1, 1992.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

       The Company's predecessor was formed in 1988 to accumulate wireless cable channel licenses (or frequency rights) and to own, develop and operate wireless cable systems. The Company has accumulated one of the largest portfolios of wireless cable channel rights in the United States. The Company has rights to between 19 and 32 wireless cable channels in Tucson, Houston, St. Louis, Chicago, Milwaukee, Phoenix, Indianapolis, Detroit and Salt Lake City (subject to a pending acquisition).

       The Company currently operates systems in six cities. The Tucson system (the "Tucson System") was launched in July 1991, the Houston system (the "Houston System") was launched in March 1994, the St. Louis system (the "St. Louis System") was launched in October 1993, the Phoenix system (the "Phoenix System") was launched in August, 1995, the Chicago system (the "Chicago System") was acquired in September 1995 and the Detroit system (the "Detroit System") was acquired in August 1995.

Results of Operations

       The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto, and the other financial information appearing elsewhere in this Form 10-K.

Strategic Direction

       During 1996, the Company's strategy was to conserve capital pending the implementation of digital video compression technology. Pursuant to this strategy, the Company does not plan to further develop its analog customer base. The Company expects to implement digital video compression technology in one of its markets in 1997. See "Business-Business Strategy" above for certain risk factors concerning the launch of a system with digital compression technology. The Company believes that the implementation of digital video compression technology will expand its video product offering (possibly beyond the number of channels available from the Company's hardwire cable competitors) and enhance its ability to attract and retain customers and at such time the Company expects to resume a customer growth strategy. There can be no assurance that PCTV will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for subscription television services.

Revenues

       Revenues increased 29% and 107% for the years ended December 31, 1996 and December 31, 1995, respectively. The increases in revenue in 1996 compared to 1995 is principally attributable to the acquisition of the Chicago and Detroit systems, on September 8, 1995 and August 29, 1995, respectively, and the addition of customers in the Phoenix system. The increase in revenue in 1995 compared to 1994 is principally attributable to the addition of customers in the Houston, Tucson and St. Louis systems and the aforementioned acquisition of the Chicago and Detroit systems. Customer count decreased 3% to 77,800 at December 31, 1996 from 80,100 at December 31, 1995 primarily due to the Company's suspension of the growth of its analog customer base in 1996. Customer count increased 60% to 80,100 at December 31, 1995 from 50,100 at December 31, 1994.

Service Costs

       Service Costs increased 19% and 131% for the years ended December 31, 1996 and December 31, 1995, respectively. Service Costs are mainly programming costs, channel lease payments, transmitter site rentals, cost of program guides, repair and maintenance expenditures and service calls. Service costs increased in 1996 primarily due to the Chicago and Detroit system acquisitions and to the increase of customers in the Phoenix system, partially offset by a decrease of customers in the Houston system. Service Costs increased in the Houston System during 1995 due to the costs associated with the high level of customers disconnected during 1995, caused in part by delays in implementing the Company's computerized collection system and standardized collections procedures. The implementation of the new billing and collection system was completed in 1995. Service Costs in the Company's other operating systems also increased in 1995 compared to 1994 due to increases in the number of customers and to increases in the cost of programming.

Selling, General and Administrative Costs

       Selling, general and administrative costs decreased 7% for the year ended December 31, 1996 from the prior year due to the Company suspending the growth of its analog customer base which caused a significant decrease in expenses, primarily salaries and related benefits due to personnel reductions and lower bad debt expenses in the Houston and St. Louis systems. Corporate salaries and related benefits also decreased in 1996 due to reductions in personnel. Partially offsetting these decreases are costs associated with the aforementioned acquisition of the Chicago and Detroit systems, the addition of customers in the Phoenix system, costs associated with digital compression and internet testing, and an increase in professional fees. Selling, general and administrative costs increased 41% for the year ended December 31, 1995 from the prior year primarily due to the development of the Houston system, the launch of the Phoenix system, increased corporate headquarters costs, and costs relating to the acquisition of the Chicago and Detroit systems.

Depreciation and Amortization

       Depreciation and amortization expense primarily includes depreciation of wireless systems and equipment and amortization of frequency rights. Depreciation and amortization increased for the year ended December 31, 1996 compared to 1995 primarily due to the acquisition of the Chicago and Detroit systems, the launch of the Phoenix system in 1995 and additional expense recorded on certain of the St. Louis assets. Depreciation and amortization expense was higher for the year ended December 31, 1995 compared to 1994, primarily due to the installation of receiving equipment for new customers in the Tucson, Houston and St. Louis systems and the acquisition of the Chicago and Detroit systems. The Company's direct costs of obtaining customers exceeds installation revenue. These excess costs are capitalized and amortized over a three year period, or the life of the customer, if shorter. The Company expects that depreciation and amortization expense will continue to increase in the foreseeable future.

Non-cash Settlement of Lawsuit

       The amount represents the value of 56,000 shares of restricted Company common stock issued as part of the settlement of a lawsuit. See Item 3 - Legal Proceedings.

Operating Loss

       Operating loss was $50.8 million, $42.3 million, and $20.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. Operating loss increased in 1996 from 1995 principally due to increases in depreciation and amortization expense and the non-cash settlement of the lawsuit, partially offset by the net increase in revenues compared to service costs and selling, general and administrative expenses. Operating loss increased in 1995 from 1994 principally due to increases in expenses in connection with the development of the Company's business as described above. Cash flows used in operating activities were $6.2 million, $17.9 million, and $14.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The reduction in 1996 compared to 1995 of $11.7 million was principally due to improvement in earnings before interest, taxes, depreciation and amortization of $6.5 million adjusted for the non-cash settlement of a lawsuit. Also, the net change in assets and liabilities was favorable in 1996 as compared to 1995 primarily due to prepaid expenses and other assets which decreased $6.5 million in 1996 as compared to 1995. Partially offsetting this is a decrease in interest income from 1995 to 1996 of $.9 million. Cash flows used in operating activities increased $3.2 million from 1994 to 1995 for the same reasons that operating loss increased.

Gain/(Loss) on Sales and Writedown of Assets

       The 1996 and 1995 amounts primarily include writedowns of notes receivable of $2.8 million and $.7 million, respectively, principally associated with the initial investment in the Chicago System, to net realizable values.

Interest Expense

       Interest expense was $ 27.9 million, $15.6 million, and $2.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in interest expense from 1994 through 1996 was primarily a result of the issuance of the Senior Discount Notes in May 1995. Non-cash interest expense totaled $26.8 million, $14.7 million and $.9 million for 1996, 1995 and 1994, respectively, of which $26.1 million and $14.3 million were recorded on the Senior Discount Notes in 1996 and 1995, respectively.

Interest Income and Other

       Interest income and other was $5.7 million, $6.5 million, and $1.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. Interest income increased in 1995 compared to 1994 primarily as a result of the investment of the net proceeds from the issuance of the Convertible Preferred Stock and Senior Discount Notes. Interest income decreased in 1996 compared to 1995 due to a reduction in cash available for investment. The Company expects interest income to continue to decrease as the cash balance available for investment decreases.

Equity Interest in Preferred Entertainment, Inc. ("PEI")

       Equity interest in operations includes (i) the Company's pro rata share of the net loss of PEI's operations from May 15, 1994 to September 7, 1995 and
(ii) amortization of excess purchase price over fair market value of net assets acquired. The Company acquired PEI on September 8, 1995. The Company's statements of operations consolidate the results of PEI from the date of acquisition.

Minority Interest

       Minority interest was $.1 million, $.1 million and $1.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Amounts primarily represent the minority interest in the Company's Albuquerque joint venture (1996 only), the Indianapolis system (1996, 1995 and 1994) and the Houston system (1994 only).

Extraordinary Gain on Early Extinquishment of Debt

       This amount represents a net gain on early extinquishment of a $4.5 million note in exchange for 180,000 common shares of the Company's common stock.

Net Loss

       Net loss was $75.9 million, $53.2 million, and $19.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. As described above, these net losses are principally attributable to the significant expenses incurred in connection with the development of the Company's business. The Company expects to continue to incur net losses while it develops and expands its wireless cable systems.

Liquidity and Capital Resources

       Cash, cash equivalents and marketable securities decreased to $104.7 million at December 31, 1996 from $135.7 million at December 31, 1995, a decrease of $31.0 million. This decrease is primarily attributable to cash used in operating activities, the acquisition of Sat-Tel Services, Inc., the acquisition of the Tilden and Anahuac frequencies, the acquisition of BTA licenses, repayment of notes payable and investment in wireless systems and equipment, partially offset by cash received on the sale of the Company's interest in Preferred Entertainment of Champaign.

       The wireless cable business is a capital intensive business. The Company's operations require substantial capital investment for (i) the acquisition or leasing of wireless cable channel rights in certain markets, (ii) the construction of headend/transmission facilities as well as customer service, maintenance and installation facilities in several cities, (iii) the installation of customers and (iv) the funding of initial start-up losses.

       During 1997, the Company's strategy is to continue conservation of capital pending the implementation of digital video compression technology which is expected to take place in one of its markets during the second half of 1997. Pursuant to this strategy, the Company does not plan to add to its analog customer base. The Company anticipates that the development of its wireless cable systems with digital technology will involve capital expenditures higher than those involved in implementing analog technology because of the increased costs for the more complex converter boxes and other equipment which utilize the digital technology. The Company estimates that it will spend $20.7 million in 1997 on investment in wireless systems and equipment, compared to $15.5 million in 1996. Also in 1997, the Company will make $10.4 million in expenditures for required debt payments. To fund such 1997 capital expenditures and debt payments, the Company anticipates using the Company's available cash and marketable securities.

       The Company has entered into a letter of intent with an affiliate of General Instrument Corporation ("GIC") pursuant to which the Company would purchase from GIC up to 300,000 digital converter boxes. The Company would be obligated to purchase 200,000 converter boxes over the three year life of the contract. The Company can cancel its minimum purchase obligation by paying a per box cancellation fee. The letter of intent is subject to the negotiation and execution of a definitive agreement between the parties and there can be no assurance that such an agreement will be executed or that it will not contain terms different from those described above. The Company's anticipated 1997 payments for converter boxes under the terms described above have been included in the Company's estimates of capital expenditures for 1997 stated in the preceding paragraph. The Company believes that it will be able to recover its remaining investment in analog converter boxes through sales of such boxes to wireless cable system operators who intend to implement digital service at a later date than the Company.

       The level of capital expenditures incurred for customer installations is primarily variable and dependent on the customer installation activities of the Company. Therefore, actual customer installation expenditures may be more or less than the Company's estimate. Further significant capital expenditures for customer installations are expected to be incurred by the Company in 1998 and subsequent years. If the Company does not have adequate liquidity to fund its desired capital expenditure plans, the Company may delay the launch of new digital markets and slow down its system expansion activities in its operating markets.

       The Company has experienced negative cash flow from operations in each year since its formation and the Company expects to continue to experience negative consolidated cash from operations due to operating costs associated with its system development, expansion and acquisition activities. Until sufficient cash flow is generated from operations, the Company will have to utilize its current capital resources and external sources of funding to satisfy its capital needs. The development of wireless cable systems in the Company's major markets referred to above in subsequent years, the development of the Company's other markets, acquisitions of additional channel rights and wireless cable systems and the Company's general corporate activities will require the Company to secure significant additional financings in the future and there can be no assurance that such financing will be available when required.

Income Tax Matters

       The Company and its subsidiaries have net operating loss carryforwards ("NOLs") at December 31, 1996, for income tax purposes (subject to certain limitations, including limitations on changes in control, and Internal Revenue Service review) totaling approximately $113.0 million which expire in the years 2008 through 2011. Approximately $20.0 million of these NOLs at December 31, 1996 are available only to offset future taxable income of the Company's subsidiaries.

Inflation

       Management does not believe that inflation has a material impact on the Company's results of operations. Management believes it will be able to increase customer rates to keep pace with inflationary increases in costs without a significant decline in the number of customers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES


                                          Page No. in
                                           Form 10-K
                                          -----------
Report of Independent Public Accountants           21
Consolidated Balance Sheets-December
 31, 1995 and 1996                                 22
Consolidated Statements of Operations
 for Each of the Three Years in the
 Period Ended December 31, 1996                    23
Consolidated Statements of
 Stockholders' Equity for Each of the
 Three Years in the Period Ended
 December 31, 1996                                 24
Consolidated Statements of Cash Flows
 for Each of the Three Years in the
 Period Ended December 31, 1996                    25
Notes to Consolidated Financial
 Statements                                        27

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To People's Choice TV Corp.:

We have audited the accompanying consolidated balance sheets of People's Choice TV Corp. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People's Choice TV Corp. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP

Stamford, Connecticut
March 11, 1997

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  December 31,
                                          -----------------------------
ASSETS                                        1995            1996
                                          -------------  --------------
Cash and cash equivalents                 $ 23,243,558   $  41,305,795
Marketable securities                      112,433,408      63,396,191
Subscriber receivables, net of
 allowance for doubtful accounts
   of  $651,300 and $379,500                 2,447,297       2,935,364
Notes and other receivables                  4,073,719       1,146,928
Prepaid expenses and other assets            7,394,211       3,909,492
Investment in wireless systems and
 equipment, net                            208,578,950     196,042,266
Organization and financing costs net of
 accumulated amortization of $1,790,017
 and $2,705,560                              7,406,205       5,731,263
Excess of purchase price over fair
 market value of assets acquired             7,515,329      11,680,391
                                          ------------   -------------
         Total assets                     $373,092,677   $ 326,147,690
                                          ============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes and other payables               $202,317,369   $ 234,430,828
   Accounts payable                          4,131,968       1,928,429
   Accrued expenses                          6,098,976       5,152,177
   Subscriber advance payments and
    deposits                                 2,052,969       2,662,183
   Minority interest in consolidated
    subsidiaries                             1,297,188       1,086,562
                                          ------------   -------------
         Total liabilities                 215,898,470     245,260,179

Commitments and Contingencies
Convertible Pay-In-Kind Preferred Stock,
    liquidation preference $100 per
    share                                   54,577,371      60,169,770
PCTV Detroit cumulative preferred stock      6,098,000       6,628,365

Stockholders' Equity:
Preferred stock, $0.01 par value,
 4,398,547 shares authorized, no
 shares issued and outstanding                      --              --
Common stock, $0.01 par value,
 75,000,000 shares authorized,
 12,841,203 and 12,924,817 shares
 issued and outstanding at
 December 31, 1995 and 1996,
 respectively                                  128,412         129,248
Additional paid-in capital                 172,415,949     166,447,375
Warrants                                     4,331,244       3,756,840
Accumulated deficit                        (80,356,769)   (156,244,087)
                                          ------------   -------------
           Total stockholders' equity       96,518,836      14,089,376
                                          ------------   -------------
           Total liabilities and
            stockholders' equity          $373,092,677   $ 326,147,690
                                          ============   =============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Years Ended
                                                         December 31,
                                          ------------------------------------------
                                             1994           1995           1996
                                          ------------   ------------   ------------
Revenues                                  $ 12,556,682   $ 26,003,786   $ 33,424,512
                                          ------------   ------------   ------------

Costs and expenses:
 Service costs                               6,861,750     15,840,272     18,827,018
 Selling, general and administrative        19,662,544     27,812,937     25,759,454
 Depreciation and amortization               6,605,506     24,627,246     39,041,234
 Non-cash settlement of lawsuit                     --             --        616,000
                                          ------------   ------------   ------------
                                            33,129,800     68,280,455     84,243,706
                                          ------------   ------------   ------------
     Operating loss                        (20,573,118)   (42,276,669)   (50,819,194)

Gain (loss) on sales and writedown of
 assets                                        198,523       (815,521)    (2,907,174)
Interest expense:
  Omni and BCI                                (599,920)       (76,931)            --
  Noncash                                     (906,250)   (14,695,295)   (26,824,846)
  Cash                                      (1,008,229)      (793,999)    (1,066,523)
Interest income and other                      986,795      6,550,607      5,672,691
Equity interest in Preferred
 Entertainment, Inc.                        (1,885,743)    (2,282,213)
Minority interest                            1,179,965        109,954        114,228
                                          ------------   ------------   ------------
Loss before income taxes                   (22,607,977)   (54,280,067)   (75,830,818)
Income tax (benefit) expense                (3,077,250)       152,500         56,500
                                          ------------   ------------   ------------
Loss before extraordinary gain             (19,530,727)   (54,432,567)   (75,887,318)
Extraordinary gain on early
 extinquishment of debt                             --      1,197,424             --
                                          ------------   ------------   ------------
Net loss                                   (19,530,727)   (53,235,143)   (75,887,318)
Preferred dividends                           (128,924)    (4,696,447)    (6,122,764)
                                          ------------   ------------   ------------
Loss applicable to common shares          $(19,659,651)  $(57,931,590)  $(82,010,082)
                                          ============   ============   ============
Loss per common share:
  Loss before extraordinary gain                $(2.20)        $(5.34)        $(6.26)
  Extraordinary gain                                --             11             --
                                          ------------   ------------   ------------
  Net loss                                      $(2.20)        $(5.23)        $(6.26)
                                          ============   ============   ============
Weighted average number of common
 shares outstanding                          8,948,528     11,072,147     13,099,538
                                          ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, 1996

                                            Common Stock Par Value      Additional
                                         ----------------------------     Paid-In                   Accumulated
                                         Shares                Amount     Capital      Warrants       Deficit
                                         ----------------------------  -------------  -----------  --------------
Balance, December 31, 1993                    6,608,358      $ 66,084  $ 28,389,757           --   $  (7,590,899)
Net loss                                             --            --            --           --     (19,530,727)
Issuance of common stock in public
   offering                                   1,437,500        14,375    38,646,322           --              --
Issuance of stock options                            --            --       906,250           --              --
Issuance of common stock in
   acquisitions                               1,011,266        10,112    28,877,581           --              --
Issuance of common stock in
   exchange                                     666,674         6,667    13,326,812           --              --
Dividends on Convertible
   Cumulative Preferred Stock                        --            --      (128,924)          --              --
Exercise of stock options                        34,410           344         3,097           --              --
                                         --------------  ------------  ------------   ----------   -------------
Balance, December 31, 1994                    9,758,208        97,582   110,020,895           --     (27,121,626)
Net loss                                             --            --            --           --     (53,235,143)
 Issuance of common stock in
   exchanges                                    302,143         3,022     6,056,891           --              --
 Issuance of common stock in
   acquisition                                2,760,479        27,605    60,702,933           --              --
 Issuance of warrants in acquisition                 --            --            --   $  574,404              --
Exercise of stock options                        17,450           174       263,082           --              --
 Issuance of common stock-
    employment contract                           2,923            29        68,595           --              --
Issuance of warrants in debt offering                --            --            --    3,756,840              --
Dividends on Convertible Preferred
   Stock                                             --            --    (4,696,447)          --              --
                                         --------------  ------------  ------------   ----------   -------------
Balance, December 31, 1995                   12,841,203       128,412   172,415,949    4,331,244     (80,356,769)
Net loss                                             --            --           --            --     (75,887,318)
 Issuance of common stock in
   acquisition                                   27,614           276       445,000           --              --
 Issuance of common stock in lawsuit             56,000           560       615,440           --              --
 Expiration of warrants from
   acquisition                                       --            --            --     (574,404)             --
Stock options expired                                --            --      (906,250)          --              --
Dividends on Cumulative
   Preferred Stock                                   --            --      (530,365)          --              --
Dividends on Convertible
   Preferred Stock                                   --            --    (5,592,399)          --              --
                                         --------------  ------------  ------------   ----------   -------------
Balance, December 31, 1996                   12,924,817      $129,248  $166,447,375   $3,756,840   $(156,244,087)
                                         ==============  ============  ============   ==========   =============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Years Ended
                                                                  December 31,
                                                 ---------------------------------------------
                                                     1994            1995            1996
                                                 -------------  --------------  --------------
Cash flows from operating activities:
  Net loss                                       $(19,530,727)  $ (53,235,143)  $ (75,887,318)
  Adjustments to reconcile net loss to
   net cash used in operations -
    Depreciation and amortization                   6,605,506      24,627,246      39,041,234
    Deferred income taxes                          (3,225,000)             --              --
    Minority interest in subsidiaries              (1,179,965)       (109,954)       (114,228)
    Equity interest in Preferred
     Entertainment, Inc.                            1,885,743       2,282,213              --
    Extraordinary gain on early
     extinquishment of debt                                --      (1,197,424)             --
    Amortization of original issue
     discount                                              --      14,345,635      26,125,506
    Stock issued in settlement of
     lawsuit                                               --              --         616,000
    Compensation expense related to
     stock options                                         --         151,085              --
    Amortization of imputed discount on
     debt                                             906,250         349,660         699,340
   (Gain) loss on sales and writedown
     of assets                                       (198,523)        815,521       3,123,879
    Provision for losses on subscriber
     receivables                                      482,000       1,849,000         988,700
Changes in assets and liabilities'
    Increase in subscriber receivables             (2,147,748)     (1,320,553)     (1,749,222)
   (Increase) decrease in notes and
     other receivables                                113,546        (101,079)       (308,704)
   (Increase) decrease in prepaid
     expenses and other assets                     (1,719,115)     (3,196,243)      3,333,982
    Increase in organization and
     financing costs                                 (903,644)       (295,358)             --
    Increase (decrease) in accounts
     payable                                        1,839,731      (2,471,876)     (1,320,309)
    Increase (decrease) in accrued
     expenses                                       3,169,085         132,144      (1,362,357)
    Increase in subscriber advance
     payments and deposits                            616,773         210,022         609,514
    Decrease in due to affiliates                  (1,389,678)       (706,583)             --
                                                 ------------   -------------   -------------
       Net cash used in operating
        activities                                (14,675,766)    (17,871,687)     (6,203,983)
                                                 ------------   -------------   -------------

Cash flows from investing activities:
    Purchase of marketable securities             (15,669,725)   (114,429,819)   (114,505,311)
    Proceeds principally from maturity
     of marketable securities                      26,063,262       4,492,331     163,542,528
    Acquisition of  Sat-Tel Services,
     Inc.                                                  --              --      (3,440,400)
    Acquisition of Tilden and Anahuac
     frequencies                                           --              --      (2,253,687)
    Sale of interest in Preferred
     Entertainment of  Champaign                           --              --       1,997,929
    Acquisition of BTA licenses                            --              --      (1,631,474)
    Purchase of wireless systems and
     equipment from Broadcast Cable, Inc.                  --      (3,773,246)             --
    Purchase of wireless systems and
     equipment from Preferred Entertainment,
     Inc.                                                  --      (4,117,902)             --
    Purchase of wireless systems and
     equipment from Eastern Cable Networks
     of Michigan, Inc.                                     --      (4,912,229)             --
    Acquisition of Casa Grande
     frequencies                                           --      (1,200,000)             --
    Investment in wireless systems and
     equipment                                    (41,942,339)    (35,808,250)    (15,491,475)
    Proceeds from sales of assets                     161,000          69,719         645,072
    Issuance of additional notes
     receivable from affiliates                    (4,216,547)        ( 9,115)             --
    Repayment of notes receivable from
     affiliates                                     1,267,306         162,463              --
                                                 ------------   -------------   -------------

        Net cash (used in) provided by
         investing activities                     (34,337,043)   (159,526,048)     28,863,182
                                                 ------------   -------------   -------------

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Years Ended
                                                            December 31,
                                          -------------------------------------------------
                                                  1994              1995           1996
                                          --------------------  -------------  ------------
Cash flows from financing activities:
    Proceeds from issuance of notes
     payable                                        1,655,000        141,350            --
    Repayment of notes payable                     (8,791,247)   (12,422,531)   (4,406,962)
Proceeds from the issuance of common
 stock from public offering, net                   38,660,697             --            --
Proceeds from sale of minority interest
 in consolidated subsidiary, net                    6,484,860             --            --
Proceeds from the issuance of
 Senior Discount Notes, net                                --    167,764,337            --

Buyout of minority interest                                --       (129,000)     (190,000)
Proceeds from the exercise of stock
 options                                                   --        180,794            --
Proceeds from the issuance of
 convertible cumulative preferred stock            10,000,000     40,000,000            --
                                                  -----------   ------------   -----------
        Net cash provided by (used in)
         financing activities                      48,009,310    195,534,950    (4,596,962)
                                                  -----------   ------------   -----------
        Net (decrease) increase in cash            (1,003,499)    18,137,215    18,062,237
Cash and cash equivalents, beginning of
 year                                               6,109,842      5,106,343    23,243,558
                                                  -----------   ------------   -----------
Cash and cash equivalents, end of year            $ 5,106,343   $ 23,243,558   $41,305,795
                                                  ===========   ============   ===========

Supplementary disclosures of cash flow
 information:
        Cash paid for interest, net of
         amount capitalized                       $ 2,828,988   $    635,627   $   794,465
        Cash received for interest                $ 1,519,804   $  6,060,869   $ 6,193,670

Supplemental disclosures of noncash investing and financing activities:

During 1994, the Company issued 39,768 common shares of stock and a $850,000 note in connection with the acquisition of certain frequency rights. The Company also issued 971,498 common shares in connection with the acquisition of Specchio Developers Investment Corp.. During the fourth quarter of 1994, the PCTV Houston Preferred Stock which represented the minority interest in PCTV Houston was exchanged for 666,674 shares of the Company's common stock.

During 1995, the Company acquired frequency rights in exchange for 7,143 shares of common stock. In addition, the $4,500,000 BCI note payable was exchanged for 180,000 shares of the Company's common stock. In connection with the acquisition of Broadcast Cable, Inc., the Company issued a $6,727,000 promissory note. In May 1995, the Company issued warrants valued at $3,757,000 in connection with the issuance of senior discount notes. In connection with the acquisition of Eastern Cable Networks of Michigan, Inc. in August 1995, the Company issued warrants valued at $574,000 (which expired on December 31, 1996), $5,150,000 of notes payable, and cumulative preferred stock in the amount of $5,850,000. The Company issued 2,760,479 common shares of stock in connection with the acquisition of Preferred Entertainment, Inc. in September 1995. In October 1995, the Company acquired a 17.5% equity interest in People's Choice TV of Phoenix, Inc. in exchange for 115,000 shares of PCTV Common Stock.

During 1996 in connection with the acquisition of Sat-Tel Services, Inc., the Company issued a note payable in the amount of $1,250,000 and issued 27,614 shares of common stock. In addition, the Company acquired frequency rights in exchange for a note payable in the amount of $6,525,896.



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Company:

       People's Choice TV Corp. (the "Company" or "PCTV") was incorporated in Delaware on April 22, 1993. The Company and its predecessors have been engaged in the wireless cable television business since 1988.

       The Company's strategy is to own, develop and operate wireless cable systems with full channel line-ups at high signal strength in large markets, a majority of which are expected to be among the top 30 Designated Market Areas. PCTV's operating and targeted markets are concentrated in the midwestern and southwestern regions of the United States. Currently, the Company operates six wireless cable systems located in Houston, Tucson, Chicago, Phoenix, St. Louis and Detroit and controls wireless cable channel rights in three additional markets located in Indianapolis, Kansas City and Milwaukee. The Company has a pending transaction in which it will exchange its Kansas City wireless cable assets for the Salt Lake City wireless assets.

       Wireless cable television is a new industry within the highly competitive subscription television industry. PCTV's principal competitors in each market are traditional hardwire cable, direct broadcast satellite and private cable operators. The Company's strategy is to conserve capital pending the implementation of digital video compression technology which is expected to take place in one of its markets during the second half of 1997. Pursuant to this strategy, the Company does not plan to further develop its analog customer base. The Company believes that the implementation of digital video compression technology will expand its video product offering (possibly beyond the number of channels available from the Company's hardwire cable competitors) and enhance its ability to attract and retain customers and at such time the Company expects to resume a customer growth strategy. There can be no assurance that PCTV will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for subscription television services.


(2)  Summary of Significant Accounting Policies:

Principles of consolidation--

       The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates---

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents--

       The Company has classified marketable securities and time deposits as cash equivalents if the original maturity of such investments is three months or less at time of purchase.

Marketable securities--

       Marketable securities consist of U.S. Government and Federal Agency bonds which have an original maturity in excess of three months at time of purchase. At December 31, 1995 and 1996 these securities vary in maturity up to seven months. The Company has classified these securities as held-to-maturity and they are recorded at amortized cost. The fair market value of the securities as of December 31, 1996 and 1995 approximated the carrying value.

Organization and financing costs--

       Organization and financing costs are being amortized over a five year period. Amortization expense amounted to approximately $226,000, $1,718,000 and $1,664,000 in 1994, 1995 and 1996, respectively.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Excess of purchase price over fair market value of assets acquired--

       Excess of purchase price over fair market value of assets acquired is being amortized over 20 years.

Long-lived assets--

       The Company periodically reviews the carrying value of the investment in wireless systems and equipment, including frequency rights and intangible assets, for each wireless cable system in order to determine whether an impairment may exist. The Company considers relevant cash flow, estimated future operating results, trends and other available information including the fair value of frequency rights owned, in assessing whether the carrying value of the assets can be recovered. An impairment would be measured as any deficiency in estimated undiscounted cash flows of the wireless cable system to recover the carrying value related to the assets. The Company believes that no such impairments exist, and that the fair market value of its frequency rights exceeds the carrying value at December 31, 1996.

Revenue recognition--

       Subscription revenues are recognized in the period of service. The Company charges customers an installation fee that is billed in installments for up to six months. The Company records installment revenue billed in installments when received. Customer related acquisition costs, including direct commissions, exceeded installation revenues in 1994, 1995 and 1996.

System launch expenses--

       Administrative and marketing expenses incurred by systems during their launch period are expensed as incurred.

Earnings per share--

       The net loss per share has been computed based on the weighted average of common shares outstanding. The 1994, 1995 and 1996 shares also include common equivalent shares issuable upon exercise of certain outstanding stock options and the Bank of Montreal warrant.

Reclassification

       Certain reclassifications have been made to prior year financial data to conform to the current year presentation.

(3)  Acquisitions and Dispositions:

       In January 1996, the Company acquired rights to wireless frequencies and certain other assets in the Tilden, Illinois and Anahuac, Texas markets for a purchase price of approximately $2,300,000. The Company acquired leases for 20 and 16 channels in the Tilden and Anahuac markets, respectively.

       On January 26, 1996, the Company acquired Sat-Tel Services Inc. ("Sat-Tel"), its exclusive installation and technical service company. The purchase price was $5,000,000 which consisted of $3,750,000 in cash (which included repayment of two promissory notes in the amount of $410,000 to the shareholders) and a note payable in the amount of $1,250,000, paid January 26, 1997, with an interest rate of 5.5% per year. Also at closing, the Company repaid $1,500,000 of bank debt that was owed by Sat-Tel. As additional consideration, 27,614 common shares valued at approximately $445,000 were issued to the former owners in April 1996. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed. Approximately $4,700,000 of the purchase price has been allocated to excess of purchase price over fair market value of assets acquired. The Company believes the acquisition will reduce its installation expenses because the Company will no longer be paying an outside contractor to perform installation services.

       On August 29, 1995 the Company closed on an acquisition transaction with Eastern Cable Networks Corp. and affiliates ("ECN") by which the Company acquired the rights to 26 wireless cable frequencies in the Detroit market and certain other related assets (the "Detroit System"). PCTV holds the Detroit System in a subsidiary named People's Choice TV of Detroit, Inc. ("PCTV

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Detroit"). The consideration paid for the Detroit System by PCTV includes: (i) $4.9 million in cash (including transaction costs); (ii) $3.0 million in the form of a promissory note of PCTV maturing in three years with an interest rate of 8% per annum; (iii) $2.2 million in the form of a promissory note maturing in five years with an interest rate of 9% per annum, guaranteed by PCTV; (iv) assumption of approximately $8.7 million in indebtedness of ECN, of which $4.5 million was paid by the Company at closing; and (v) the issuance of redeemable cumulative preferred stock of PCTV Detroit with a liquidation preference of $5.8 million and a 9% dividend rate, guaranteed by PCTV. PCTV transferred to ECN all of its rights to 26 wireless cable frequencies in the Baltimore market. As of the closing date, these frequencies had a book value of approximately $1.0 million. The Company issued to ECN warrants valued at $574,000 to purchase 154,762 shares of PCTV Common Stock, exercisable for $.10 per share, provided that the market price of PCTV Common Stock reached $30 to $35 by December 31, 1996. These warrants expired at December 31, 1996. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed.

       On May 14, 1994, the Company, People's Acquisition Corp. ("Acquisition"), Specchio Developers Investment Corp. ("SDIC"), Michael J. Specchio
("Specchio"), and Terrence S. Cassidy ("Cassidy") executed and closed an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, Acquisition, a wholly-owned subsidiary of the Company, was merged with and into SDIC so that SDIC became a wholly-owned subsidiary of the Company (the "Merger"). The Merger of Acquisition with and into SDIC became effective on May 16, 1994 with the filing of articles of merger. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed. The total purchase price was $27.7 million consisting of 971,498 shares of PCTV common stock valued at the transaction closing date. The primary assets of SDIC were 1,015,000 shares of the common stock of Preferred Entertainment, Inc. ("PEI"), constituting approximately 22.2% of the outstanding common stock of PEI. In addition, the Company loaned Specchio $3,500,000 in return for a non-recourse note that bears interest at the prime rate plus 2%. The principal plus interest was payable in full on May 14, 1996. Specchio has pledged to the Company 180,000 of the shares of common stock of the Company received by him in the Merger as security for the note. The Company has possession of the collateral. At December 31, 1996 the note was written down to its net realizable value of $540,000. In January 1996, Preferred Entertainment of Champaign ("Champaign"), of which SDIC had a two thirds partnership interest, was sold for approximately $2,200,000. The Company's share of the proceeds, after payment of all outstanding liabilities, was approximately $2,000,000 resulting in a gain on sale of approximately $200,000.

       On September 8, 1995, PCTV and PEI closed on a merger transaction pursuant to which PCTV acquired PEI through a merger in which PEI became an indirect wholly-owned subsidiary of PCTV. Pursuant to the merger agreement, PCTV acquired each share of PEI Common Stock that it did not already own for consideration consisting of .7548 shares of PCTV Common Stock, which was valued at $22 per share at the closing date. The total purchase price of approximately $65,129,000 includes the issuance of approximately 2,760,479 shares of PCTV Common Stock and other consideration. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed. Substantially all of the excess of purchase price over the net assets acquired has been allocated to frequency rights. Additionally, PCTV, PEI and the former CEO of PEI have entered into a three year non-compete agreement barring the former CEO from competing with PCTV or PEI in any markets in which PCTV has already established a presence or in the future establishes a presence before the former CEO.

       Summarized below are the pro forma unaudited results of operations for the years ended December 31, 1994 and 1995 assuming the ECN and PEI acquisitions had occurred on January 1, 1994. Adjustments have been made for depreciation and amortization of the fair value write-up of assets acquired, interest expense on debt issued in the ECN acquisition, the elimination of the equity in the net loss of PEI recorded by the Company in 1994 and 1995 and dividends on the preferred stock issued in the ECN acquisition. The pro forma loss per common share assumes shares issued in connection with the PEI acquisition had been outstanding since January 1, 1994.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            Years Ended December 31,
                                          ----------------------------
                                              1994           1995
                                          ----------------------------
Revenues                                  $ 18,574,000   $ 32,415,000
Loss before extraordinary gain             (33,205,000)   (66,062,000)
Net loss                                   (33,205,000)   (64,864,000)
Pro forma loss applicable to common
 shares                                    (34,054,000)   (70,041,000)
Net loss per common share:
Loss before extraordinary gain            $      (2.91)  $      (5.24)
Extraordinary gain                                  --            .09
                                          ------------   ------------
Net loss                                  $      (2.91)  $      (5.15)
                                          ============   ============
Pro forma weighted average number of
 common shares outstanding                  11,709,000     13,600,000

       Included in the pro forma net loss are costs of $720,000 and $900,000 associated with the acquisition of PEI for 1994 and 1995, respectively.

       In June 1995, the Company entered into a joint venture with Multimedia Development Corp. ("MDC") to develop a wireless cable system in the Albuquerque, New Mexico market. The Company has a 27% interest in the joint venture and MDC has a 73% interest in the joint venture. Under the terms of the agreement, the Company contributed four wireless cable channels and certain equipment, for which it holds lease rights and certain equipment, which had a book value of approximately $155,000, and contributed approximately $96,000 in cash. Each partner has the right of first refusal with respect to any transfer of such equity interest. MDC manages the daily operations of the joint venture. MDC has significant wireless cable television frequency rights in other cities in New Mexico. The Company accounts for this investment under the equity method.

       Also in 1995, the Company acquired rights to wireless frequencies in the Casa Grande, Arizona market and certain other assets for a purchase price of $1,200,000. The Company acquired leases for 11 channels and leases with applicants for licenses totaling 7 additional channels in the Casa Grande market. In addition, the Company acquired a 17.5% equity interest in People's Choice TV of Phoenix, Inc. ("PCTV Phoenix") in exchange for 115,000 shares of PCTV Common Stock. The Company now owns 100% of the capital stock of PCTV Phoenix.

       In March 1994, the Company acquired from Indianapolis Cellular Television Company ("ICTC") certain wireless cable television assets in the Indianapolis market, which included leases to 13 wireless cable television frequencies, a transmission site lease and an office lease, and equipment. No business operations were acquired as part of this transaction. The aggregate purchase price for these assets was approximately $3,700,000: including $2,500,000 of cash (which includes cash paid in redemption of a promissory note of the Company to the sellers which note had a 7% interest rate), and $1,200,000 paid in the form of 39,768 shares of the Company's Common Stock. Pursuant to the terms of the purchase agreement, the Company organized Wireless Cable of Indianapolis, Inc. ("WCI"), a majority-owned subsidiary of the Company, to hold these assets. The Company owns approximately 88% of the capital stock of WCI and certain other investors, including principals of ICTC, own the remaining 12.25%. On May 31, 1995, WCI closed a stock purchase agreement with the stockholders of Broadcast Cable, Inc. ("BC") pursuant to which WCI acquired all of the capital stock of BC. BC has the rights to (i) 12 wireless cable frequencies in the Indianapolis market, (ii) 15 wireless cable frequencies in the Anderson, Indiana market,
(iii) 19 wireless cable frequencies in the Bloomington, Indiana market, and (iv) 12 wireless cable frequencies in the Kokomo, Indiana market. The total purchase price for BC was $10.5 million, which amount was paid by WCI through a cash payment of $3.8 million and a promissory note with a principal amount of approximately $6.7 million. The transaction was accounted for as a purchase. The note is guaranteed by PCTV and collateralized by 1,941,000 shares of PCTV Common Stock. Amounts due under the promissory note become payable two years after the closing date and after certain triggering events relating to approvals by the Federal Communications Commission ("FCC") of modification requests with respect to the frequencies being acquired.

       In April 1996, the Company sold wireless cable frequency rights in Tulsa, Oklahoma resulting in a gain of $180,000.

        In July 1996, the Company agreed to exchange its wireless cable frequencies in Kansas City for CS Wireless Systems, Inc.'s wireless cable frequencies in Salt Lake City. The agreement covers 24 wireless cable frequencies in Kansas City, 28 wireless cable frequencies in Salt Lake City, and the Basic Trading Area ("BTA") licenses for both markets. Subject to due diligence, the transaction is expected to close during 1997.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Investment in Wireless Systems and Equipment:

       The investment in wireless systems and equipment is as follows:

                                                  December 31,
                                          ---------------------------
                                              1995           1996
                                          ---------------------------
Inventory (principally subscriber
 devices) and construction in
 progress (principally installations)     $  2,724,579   $  3,999,143
Property and equipment                     107,924,663    102,605,500
Frequency rights                           131,591,829    145,135,595
                                          ------------   ------------
                                           242,241,071    251,740,238
Less--accumulated depreciation and
 amortization of property and equipment    (27,347,905)   (39,890,358)
 accumulated amortization of
   frequency rights                         (6,314,216)   (15,807,614)
                                          ------------   ------------
                                          $208,578,950   $196,042,266
                                          ============   ============

Depreciation and amortization is calculated on a straight-line basis over the following useful lives:

 Frequency rights                                 12     years
 Wireless systems and equipment                 3-10     years
 Vehicles                                          5      years
 Furniture and fixtures                            5      years
 Office equipment                                  5      years
 Leasehold improvements                            Life of respective lease

       Wireless systems and equipment include the cost of initial customer installations. These costs include reception equipment on customer premises, related labor and the excess of direct commission costs over installation revenues determined to be realizable. The excess of direct commission costs over installation revenues are deferred and amortized over a three-year period, the estimated useful life of customers. Amortization is accelerated upon the disconnection of specific customers.

(5)  Income Taxes:

       The provision for income taxes for December 31, 1994, 1995 and 1996 is as follows:

                                                   Years Ended December 31,
                                          ------------------------------------------
                                              1994              1995          1996
                                          ------------------------------------------
Current state and local income taxes      $   147,750         $152,500       $56,500
Deferred income tax benefit                (3,225,000)              --            --
                                          -----------         --------       -------
Total provision (benefit) for income
 taxes                                    $(3,077,250)        $152,500       $56,500
                                          ===========         ========       =======

       The benefit of $3.2 million represents 1994 operating losses utilized to reduce deferred taxes recorded in connection with the purchase of SDIC.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following represents a reconciliation of the Company's federal statutory income tax benefit to the income tax provision:

                                                    Years Ended December 31,
                                          -------------------------------------------
                                              1994            1995          1996
                                          -------------------------------------------
Statutory federal income tax (benefit)    $(7,912,800)   $(18,578,900)   $(26,560,600)
State and local taxes, net of federal
 expense                                       95,900          99,100          36,700
Losses not benefited                        4,731,200      18,605,200      26,560,900
Other                                           8,450          27,100          19,500
                                          -----------    ------------    ------------
Income tax (benefit) provision            $(3,077,250)   $    152,500    $     56,500
                                          ===========    ============    ============

       The Company and its subsidiaries have net operating loss carryforwards ("NOLs") at December 31, 1996 for income tax purposes (subject to certain limitations and Internal Revenue Service review) totaling approximately $113.0 million which expires in the years 2008 through 2011. Approximately $20.0 million of these NOLs are available only to offset future taxable income of individual Company subsidiaries.


       The principal temporary items comprising the net unrecognized deferred income tax asset are as follows:

                                                  December 31,
                                          ---------------------------
                                              1995           1996
                                          ---------------------------
Non-qualified stock options               $    312,000   $    297,500
Depreciation and amortization                1,757,400      9,594,600
Allowance for doubtful accounts                651,300        366,500
Start up costs capitalized for tax           1,799,000      1,405,800
Amortization of discount on senior
 discount notes                             14,346,000     40,471,100
Accrued expenses                             1,400,800      3,491,700
Other                                        1,590,800      4,192,500
Net operating loss carryforward for
 income tax purposes                        70,478,800    113,017,300
Utilization of financial reporting net
 operating loss carryforward for
 deferred tax liabilities                  (73,425,000)   (78,134,000)
                                          ------------   ------------
                                            18,911,100     94,703,000
                                          ------------   ------------
Net deferred tax asset unrecognized at
 federal statutory rate                      6,618,885     33,146,050
Less:  valuation reserve                    (6,618,885)   (33,146,050)
                                          ------------   ------------
Net deferred tax asset recognized         $          0   $          0
                                          ============   ============

For the years ended December 31, 1995 and 1996, the Company has utilized NOLs for financial reporting purposes of $73.4 million and $ 78.1 million, respectively. These NOLs were used to reduce the deferred tax liabilities related to the acquisitions made by the Company.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Notes and Other Payables:

                                                           December 31,
                                                 -------------------------------
                                                     1995              1996
                                                 -------------------------------
13.125% senior discount notes due June 1, 2004   $ 332,000,000     $ 332,000,000
  Less original issue discount ("OID")            (146,324,365)     (120,198,859)
                                                 -------------     -------------
                                                   185,675,635(a)    211,801,141(a)
                                                 -------------     -------------
Notes payable, Federal Communications
 Commission, due August and December
 2006, with interest at 9.5%                                --         6,525,896(b)
Note payable from acquisition, due and
 paid January 1997, with interest at 5.5%                   --         1,250,000
Note payable, Broadcast Cable, Inc.
 non-interest bearing, due May
 1997, face value $6,726,754 less
 imputed discount of $1,048,972
 and $349,632 at December 31, 1995
 and 1996, respectively                              5,677,782         6,377,122
Notes payable of PCTV Detroit                        8,767,648(c)      7,203,012(c)
Non-compete agreement                                  400,000(d)        300,000(d)
PEI bank line of credit of $20,000,000
 expiring  May 1997 with
 interest at 9.125%                                    579,016           579,016
Bank lines of credit of $450,000 with
 interest rates ranging from
   8.75% - 9.25%                                       393,388                --
Other, with interest rates ranging from
 6% - 13.60% and due
 dates ranging from 1997-2000,
 partially secured by equipment                        823,900           394,641
                                                 -------------     -------------
                                                 $ 202,317,369     $ 234,430,828
                                                 =============     =============

(a) On May 19, 1995 the Company completed a public offering of $332,000,000 principal amount of 13.125% senior discount notes due 2004 and warrants for the purchase of 473,764 shares of the Company's common stock. The Company received net proceeds after underwriting discounts and other transaction expenses of approximately $168,000,000. The notes were sold at a discount from the face amount and will accrete in value until June 1, 2000 at a rate of 13.125% per annum, compounded semi-annually. Cash interest will accrue at a rate of 13.125% subsequent to June 1, 2000 and be payable in cash, thereafter, semi-annually on June 1 and December 1, commencing on December 1, 2000.

       The notes and warrants trade separately.  Each warrant is exercisable for
1.427 shares of common stock at a exercise price of $31.90 per share. Such warrants will expire on June 1, 2000.

       The Company has the option to redeem the notes, in whole or in part, on or after June 1, 2000. For the 12 month period beginning June 1, 2000, the redemption value is 106.0% of the accreted value plus accrued and unpaid interest, if any, at the redemption date. After May 31, 2001, the redemption value decreases at 2% intervals to 100% of the accreted value plus accrued and unpaid interest at June 1, 2003 and after.

       The Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, to pay dividends or make other restricted payments, to permit restrictions on dividends and other payments by subsidiaries to the Company and to engage in certain transactions.

(b) As a result of the FCC auction for Multichannel Multipoint Distribution Service ("MMDS") and/or Multipoint Distribution Service ("MDS") authorizations for BTA's, the Company purchased 28 BTA authorizations. The payment terms require a 20% downpayment; for two years after the conclusion of the auction, payments of interest in the remaining principal balance; and beginning two years after the conclusion of the auction, amortization of the remaining principal and interest over an eight year period.

(c) As a result of the acquisition of the Detroit System, the Company issued notes payable in the amount of $3,000,000 due in August 1998 which bears interest at a rate of 8% per year, of which $189,000 was paid in January 1996, and $2,150,000 of notes payable due December 2000 with an interest rate of 9% per year. The Company also assumed a note payable to the predecessor owners in the amount of approximately $4,200,000 due September 1998 with interest at 8% payable in quarterly installments.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(d) In connection with the acquisition of PEI, the Company entered into a three year non-compete agreement with the former CEO of PEI. The total amount of the agreement was $600,000, of which $200,000 was paid at closing and $100,000 was paid in September 1996 and $300,000 is payable in September 1997.

Annual maturities of all debt are as follows:

Years ending December 31:
1997                         $  10,395,387
1998                             3,987,764
1999                               648,896
2000                             2,803,152
2001 and thereafter            337,144,120
                             -------------
                               354,979,319
OID and Imputed Discount      (120,548,491)
                             -------------
                             $ 234,430,828
                             =============

The fair value of the senior discount notes at December 31, 1996, was approximately $144,000,000 and is based on the quoted market price of the debt. The fair value of the other notes and other payables approximate the carrying value.

(7)  Houston Financing:

       During 1993, PCTV Houston and the Company entered into a stock purchase agreement with certain private placement investors pursuant to which PCTV Houston agreed to sell $7,000,000 of 6% convertible preferred stock of PCTV Houston to such investors and pursuant to which the Company agreed to purchase $4,000,000 of PCTV Houston's 6% convertible preferred stock. The transaction closed in March 1994. On October 17, 1994, the Company acquired, through an exchange offer, all of the outstanding Convertible Preferred Stock of PCTV Houston not already owned by PCTV for 666,674 shares of the Company's common stock. The common stock was valued at $20 per share at the closing date. PCTV presently owns 100% of the capital stock of PCTV Houston.

(8)  Convertible Pay-In-Kind Preferred Stock:

       On October 27, 1994, the Company, Blackstone Capital Partners II Merchant Banking Fund L.P. and Blackstone Offshore Capital Partners II L.P. (collectively "Blackstone") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell, and Blackstone agreed to acquire, 500,000 shares of Convertible Cumulative Pay-In-Kind Preferred Stock, par value $.01 per share and liquidation preference $100 per share (the "Convertible Preferred Stock") of the Company for an aggregate cash purchase price of $50,000,000. The Convertible Preferred Stock is convertible at any time after its date or dates of issuance into shares of the common stock, par value $.01 per share, of the Company (the "Common Stock") and has a conversion price of $22.50 per share, subject to anti-dilution adjustments. The Company closed on the sale of 100,000 shares of the Convertible Preferred Stock on November 14, 1994, 100,000 shares on January 20, 1995, 50,000 shares on January 23, 1995, and the remaining 250,000 shares on March 24, 1995.

       The terms of the Convertible Preferred Stock and the Stock Purchase Agreement entitle the holders of Convertible Preferred Stock, voting as a class, to elect two members of the Board of Directors (or, if the size of the Board of Directors is increased, a proportionately greater number) for so long as Blackstone and certain permitted transferees own shares of Convertible Preferred Stock in certain minimum amounts. Following conversion of the Convertible Preferred Stock there are conditions under which holders of Common Stock shall have the right to designate a like number of persons to the Board of Directors.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The Convertible Preferred Stock is entitled to vote as a single class with the Common Stock on all matters submitted to a vote of the stockholders. Each share of Convertible Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock that could be obtained upon conversion at the then applicable conversion price. Under certain conditions, approval of two-thirds of the outstanding shares of Convertible Preferred Stock are required to approve (i) certain amendments to the Certificate of Incorporation or Certificate of Designations, (ii) the issuance or reclassification of junior or parity securities and (iii) certain consolidations and mergers or the sale or disposal of substantially all of the assets of the Company.

       The terms of the Stock Purchase Agreement provide: (i) that the affirmative vote of two-thirds of the Board of Directors of the Company is required to approve a sale of the Company, certain divestitures and acquisitions, any amendment to the Company's Certificate of Incorporation, the entry into a line of business other than the telecommunications business and certain other transactions; (ii) Blackstone the right of first refusal to provide additional capital to the Company on terms and conditions proposed by the Company or alternative terms and conditions proposed by and agreed to by the Company; and (iii) that if the Company issues or proposes to issue for cash any Common Stock or other securities having voting power, as defined, Blackstone will have the right to acquire from the Company the number of shares or other amount of such security so that Blackstone's outstanding voting interest on a fully diluted basis following such issuance equals the outstanding voting interest on a fully diluted basis held immediately prior to such issuance. Such obligations under (i) and (ii) terminates if Blackstone and certain permitted transferees, as defined, do not own Convertible Preferred Stock and/or Common Stock in certain minimum amounts.

       Dividends on the Convertible Preferred Stock (and interest on unpaid dividends) accrue at an annual rate of 9-7/8% and are payable quarterly. Upon the occurrence of certain defaults, such rate will increase to 12% and will continue for so long as any such default continues. Dividends on shares of the Preferred Stock in respect of each dividend period ending prior to the fifth anniversary of the date of issuance of such shares of Convertible Preferred Stock (and interest on unpaid dividends) will be paid in additional shares of Convertible Preferred Stock. The issuance of these shares reduces the number of authorized shares of preferred stock. Holders of Convertible Preferred Stock will acquire additional shares of Convertible Preferred Stock (and thus have the right to acquire additional shares of Common Stock) as a result of such stock dividends.

       The Convertible Preferred Stock may not be redeemed by the Company prior to the fifth anniversary of the date of the first issuance of the Convertible Preferred Stock. Thereafter, the Company may redeem all of the Convertible Preferred Stock at a price per share equal to 106% of the liquidation preference plus 106% of the sum of accrued and unpaid dividends and interest on unpaid dividends. The Company may at its option redeem the Convertible Preferred Stock for cash or shares of Common Stock.

       The Convertible Preferred Stock is also redeemable upon a change in control of the Company, at a redemption price per share equal to the higher of
(i) 106% of the per share liquidation preference plus accrued and unpaid dividends and interest on unpaid dividends to the date of redemption and (ii) the sum of accrued and unpaid cash dividends to the date of redemption and the value of consideration that could be obtained upon conversion of the Convertible Preferred Stock (and any related accrued but unpaid dividends payable in shares of Convertible Preferred Stock) into Common Stock and participating in the change of control transaction.

       The Convertible Preferred Stock will be redeemed on the tenth anniversary of the date of the first issuance of shares of Convertible Preferred Stock, at an aggregate redemption price equal to 100% of the liquidation preference per share, plus an amount in cash equal to all accrued and unpaid dividends and interest on unpaid dividends outstanding to the redemption date.

       In connection with the execution of the Stock Purchase Agreement, Blackstone has entered into an Agreement, dated as of October 27, 1994, with Matthew Oristano, Victor Oristano (the "Oristanos") and the Company (the "Stockholders' Agreement"). Pursuant to the Stockholders' Agreement, the Oristanos have agreed that (i) they will not sell or otherwise transfer their shares of Common Stock prior to September 30, 1999, subject to certain exceptions, (ii) to use their best efforts to cause the nominating committee of the Board of Directors of the Company to nominate and recommend to stockholders the election of persons to which Blackstone, as holders of Common Stock, are entitled to designate as described above, and to vote all shares of Common Stock owned by them in favor of the election of such persons and (iii) to use their best efforts to cause such person to serve on the compensation committee of the Board of Directors of the Company and to vote all shares of Common Stock owned by them in favor of certain amendments to the Certificate of Incorporation of the Company which are necessary to give effect to the provisions contained in the Stock Purchase Agreement and the Certificate of Designations relating to the Preferred Stock. These obligations terminate if

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Blackstone and certain permitted transferees do not own Convertible Preferred Stock and/or Common Stock in certain minimum amounts. The holders of the Convertible Preferred Stock and Common Stock issued upon conversion thereof also have certain registration rights under federal and state securities laws.

(9)  Employee Benefits:

       The Company maintains two 401(k) employee benefit plans pursuant to which participants can defer a certain percent of their annual compensation in order to receive certain benefits upon retirement, death, disability or termination of employment. The Company makes matching contributions of up to $400 per employee in one plan which vests immediately and 40% of up to 6% of employee salary, per employee in another plan which vests over a period of seven years. During 1994, 1995 and 1996, the Company incurred expenses of approximately $28,000, $53,000 and $89,000, respectively, related to these plans.

(10)  Common Stock, Stock Options and Warrants:

       On February 3, 1994 the Company closed on the sale of 1,250,000 shares of common stock in connection with a public offering and received net proceeds of approximately $34.1 million (before expenses of approximately $500,000). On March 9, 1994, the Company issued 187,500 shares of common stock in connection with the exercise of the underwriters' over allotment option granted in connection with this public offering and received additional net proceeds of approximately $5.1 million.

       In connection with the initial public offering, the underwriter was granted a warrant for 250,000 shares of common stock at an exercise price of $12.60 per share. These warrants expire on July 8, 1998.

       On April 30, 1993, PCTV adopted a non-qualified stock option plan for certain key employees (the "Key Employee Plan"), which is administered by three members of PCTV's Board of Directors. Under the Key Employee Plan, 111,085 shares of common stock are reserved for issuance pursuant to options granted thereunder at an exercise price of $.10 per share. Options to purchase 111,085 shares of common stock were issued in April and June 1993. The option holders are entitled during their employment to exercise the options for a cash payment of the exercise price at any time between the first and tenth anniversaries of the date of grant of the options. As a result of these grants the Company recorded $1,155,284 of non-cash, non-recurring compensation expense in 1993. Options granted under the Key Employee Plan generally are non-transferable. As of December 31, 1993, 1994, 1995 and 1996, 111,085, 76,675, 73,475, and 72,475
of these options are exercisable and outstanding, respectively.

       On April 30, 1993, non-qualified options to purchase shares of common stock, were granted under a plan (the "Founders Plan") to Matthew and Victor Oristano in the amounts of 200,000 shares and 100,000 shares, respectively. The per share exercise price of these options is $10.50. All of these options are fully vested as of this date and are exercisable until April 30, 2003. Non-qualified stock options were granted to Matthew and Victor Oristano in the amounts of 5,000 and 2,500 respectively for fiscal 1994. These options have an exercise price of $23.00 per share and have a ten year term. As of December 31, 1993, 1994, 1995 and 1996, 300,000, 300,000, 302,500, and 305,000 options are exercisable and outstanding, respectively.

       In April 1993, PCTV adopted its 1993 Stock Option Plan (the "1993 Plan"), which is administered by three members of PCTV's Board of Directors. Under the 1993 Plan, options to purchase an aggregate of not more than 900,000 shares of common stock may be granted from time to time to key employees (including officers), advisors and independent consultants to PCTV or to any of its subsidiaries (other than those persons eligible for participation under the Founders Plan). Options granted to officers and employees may be designated as incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). Options granted to independent consultants and other non-employees may only be designated NQSOs. As of December 31, 1996, 616,500 option grants are outstanding under the 1993 Plan. The option agreements pursuant to which these grants were made include various vesting provisions. The per share exercise price of these options range from $4.00 to $11.50. As of December 31, 1996, no options are currently exercisable under this plan and 9,750 options have been previously exercised.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company accounts for stock options and warrants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for the options granted. Had compensation cost for 1995 and 1996 been determined under the principles of Statement of Financial Accounting Standards ("SFAS") No. 123, the impact on net loss and loss per common share would have been insignificant.

(11)  Employment and Consultant Agreements:

       PCTV has written employment agreements with Matthew Oristano, Peter Lynch and Robert Young which provide for annual base salaries of $212,000, $143,000 and $133,000, respectively. Each of these officers is eligible to receive an annual bonus as determined by the Company. The employment agreements for Messrs. Oristano, Lynch and Young expire in April 1998, February 1999 and January 1999, respectively, unless earlier terminated by the Company or the employee. The agreements contain confidentiality and non-competition provisions and require the officers to devote full time to the business of the Company. Pursuant to these agreements, if their employment is terminated by the Company without cause, they are entitled to their base salary and certain benefits for, in the case of Mr. Oristano, the remainder of the employment term, in the case of Mr. Lynch, a period of one year, and in the case of Mr. Young, for a period of six months. In such case, Mr. Young is also entitled to receive half of his annual bonus.

       The Company has entered into change of control severance agreements with six of its executive officers which require the Company, in the case of a change of control of the Company, to pay each of such officers two times their annual base salary and bonus. In addition, in the case of a change of control, options issued under the Company's 1993 Stock Option Plan vest immediately.

       PCTV also has a written consulting agreement with Alda Limited Partners, pursuant to which it and its chairman, Mr. Victor Oristano (the "Consultant"), have agreed to render management consulting services to PCTV including advice concerning strategic and financial planning matters, wireless development and operation activities and public and stockholder relation matters. This agreement provides that the Consultant shall be paid consulting fees of $158,000 per annum and provides that the Consultant may receive an annual performance bonus to be determined by PCTV. This agreement will continue to July 1998 and, if the consulting relationship is terminated by PCTV without cause, entitles the Consultant to the base consulting fees for the remainder of the consulting term.

(12)  Commitments and Contingencies:

       Under various lease and rental agreements for offices, warehouses, equipment and frequency licenses, the Company had expenses of approximately $2,381,000, $3,729,000 and $6,294,000 in 1994, 1995 and 1996, respectively.
Future annual minimum payments under these non-cancelable agreements, including only the initial terms for frequency licenses, are as follows:

1997                   $ 5,219,000
1998                     4,593,000
1999                     3,944,000
2000                     2,927,000
2001 and thereafter     13,240,000
                       -----------
                       $29,923,000
                       ===========

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company has entered into a letter of intent with an affiliate of General Instrument Corporation ("GIC") pursuant to which the Company would purchase from GIC up to 300,000 digital converter boxes. The Company would be obligated to purchase 200,000 converter boxes over the three year life of the contract. The Company can cancel its minimum purchase obligation by paying a per box cancellation fee. The letter of intent is subject to the negotiation and execution of a definitive agreement between the parties and there can be no assurance that such an agreement will be executed or that it will not contain terms different from those described above.

       The Company estimates that it will spend $20.7 million in 1997 on investment in wireless systems and equipment. The level of capital expenditures incurred for customer installations is primarily variable and dependent on the customer installation activities of the Company. Therefore, actual customer installation expenditures may be more or less than the Company's estimate.

       Except as discussed below, the Company is not a party to any litigation that could have a material adverse effect on its business, results of operations or financial statements.

       Cable Equity Partners, Inc. ("CEP") had filed a complaint against the Company and People's Choice TV of Houston, Inc. in the state courts of Texas. The complaint alleged causes of action based upon slander, libel and tortious interference with contractual relations. CEP had claimed damages in excess of $20 million. The Company and its counsel had vigorously defended against this lawsuit. While the Company and its counsel believes that this lawsuit was brought without merit, to avoid the risks inherent in a jury trial, the Company elected to settle this lawsuit. The parties reached a settlement agreement at a mediation held on October 21, 1996. The terms of the settlement provided for a payment of $1.0 million cash to CEP and for CEP to receive 56,000 shares of restricted Company common stock valued at $616,000. All of the cash settlement amount was paid by the Company's insurance carrier.

       Wireless Enterprises, Inc. and Indianapolis Wireless, L.P. have filed a complaint against the Company in U.S. district court in Connecticut. The complaint alleges causes of action based on fraud, tortious interference with contract, negligence, breach of good faith, and unfair trade practices. The complaint alleges that the company took certain actions with respect to the Detroit market that deprived plaintiffs of the opportunity to acquire certain wireless cable frequencies in that market. The complaint alleges that by taking such actions the Company breached certain obligations to the plaintiffs. The complaint seeks money damages and injunctive relief. The Company has retained counsel and the discovery process is proceeding. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses in this action and intends to defend vigorously against this action. The Company believes that the eventual outcome of this action will not have a material adverse effect on the consolidated financial statements of the Company.

(13)  Valuation and Qualifying Accounts:

                                   Balance at  Charged to               Balance
                                   Beginning    Costs &                 at end
Description                        of Period    Expenses   Deductions  of Period
-----------                        ----------  ----------  ----------  ---------
December 31, 1994
Allowance for Doubtful Accounts      $ 51,100  $  482,000  $  249,400   $283,700

December 31, 1995
Allowance for Doubtful Accounts      $283,700  $1,849,000  $1,481,400   $651,300

December 31, 1996
Allowance for Doubtful Accounts      $651,300  $  989,000  $1,260,800   $379,500

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

Executive Officers and Directors

      The following table sets forth certain information concerning each of the Company's directors, director nominees and executive officers:

Name                         Age  Position with Company
----                         ---  ---------------------
Matthew Oristano(1)(2)(3)     40  Chairman, Chief Executive Officer, and
                                  Director
Charles F. Schwartz           41  Senior Vice President, Chief Financial
                                  Officer and Chief of Staff
Todd A. Rowley                32  Senior Vice President--Market Development
Peter Lynch                   49  Senior Vice President--Operations
Robert Young                  41  Senior Vice President
Donald E. Olander             37  Vice President, General Counsel and Corporate
                                  Secretary
Michael F. Whalen, Jr.        31  Vice President--Finance and Acquisitions
Victor Oristano               80  Vice Chairman and Director
James J. Mossman(1)           38  Director
Anthony Grillo(1)(2)(3)       41  Director
---------------

(1) Member of the Audit Committee. The Audit Committee assists the Board of Directors in fulfilling its responsibilities with respect to the Company's accounting and financial reporting activities.
(2) Member of Compensation Committee. The Compensation Committee determines the compensation to be paid by the Company to its officers.
(3) Member of Stock Option Committee. The Stock Option Committee determines the stock options to be granted by the Company to employees, consultants and advisors.

       There are currently four members of the Board of Directors of the Company. Two of these members are elected by the holders of the Common Stock and Convertible Preferred Stock voting as a single class (the "Common Stock Directors"). Two of these directors are elected by the holders of the Convertible Preferred Stock voting as a separate class (the "Preferred Stock Directors"). The Common Stock Directors are divided into three classes, with directors in each class serving three-year staggered terms. There are currently two Common Stock Directors, consisting of one director who is serving for a term which expires in 1999, and one director who is serving for a term which expires in 1998. The Board currently has vacant seats in the class of directors serving for a term which expires in 1997. The Board is in the process of considering nominees for such vacancies but has not selected any candidates at this time. All directors hold office until their successors have been elected and qualified. In connection with its initial public offering of Common Stock, the Company agreed with Gerard Klauer Mattison & Co, Inc. ("GKM"), the representative of the underwriters for that offering, that until July 8, 1998 the Company will use its best efforts to cause, if requested by GKM, an individual selected by GKM and reasonably acceptable to the Company to be elected to the Company's Board of Directors, who may be an officer, director or affiliate of GKM. GKM has not exercised such right to date.

       Pursuant to the terms of the Certificate of Designations with respect to the Convertible Preferred Stock, the holders of the Convertible Preferred Stock have the right, voting as a separate class, to elect two persons to the Board of Directors of the Company. Currently, James J. Mossman and Anthony Grillo are the designees of the holders of the Convertible Preferred Stock. All of the outstanding shares of Convertible Preferred Stock are held by

Blackstone Capital Partners and their affiliates. In addition to designating two directors to the Board of Directors of the Company, the holders of the Convertible Preferred Stock are entitled to vote with the holders of PCTV Common Stock with respect to the election of the other members of the Board of Directors.

       Matthew Oristano has been the Chairman and Chief Executive Officer and a director of the Company since its formation in April 1993. From 1988 to 1993, Mr. Oristano served as an executive and manager of the Company's predecessors. From 1984 to 1988 Mr. Oristano was on the executive committee of and was the Chief Executive of Croydon Cable Television, one of the first cable systems in the United Kingdom built by a U.S. company. Also, Mr. Oristano was founder and, from 1984 to 1988, the Chief Executive Officer of Bravo, a UK movie service delivered to cable operators. Mr. Oristano was on the board of directors and executive committee of the Cable Television Association of Great Britain from 1987 to 1988. From 1982 to 1984, Mr. Oristano was the General Manager of the Bridgeport, Connecticut cable system owned and operated by a corporation which was owned by the Oristano family. During 1984 and 1985, Mr. Oristano was also President of the Connecticut Cable Television Association. Mr. Oristano holds a degree in physics from Rennselaer Polytechnic Institute. Mr. Oristano is the son of Mr. Victor Oristano.

       Charles F. Schwartz has been Vice President and Chief Financial Officer of the Company since August 1993 and Chief of Staff since March 1994. In December 1994, Mr. Schwartz was named Senior Vice President. From January 1989 to August 1993, Mr. Schwartz had been Chief Financial Officer of Jimbo's Jumbos, Incorporated, an affiliate of Chock Full O' Nuts. Mr. Schwartz is a Certified Public Accountant.

       Todd A. Rowley has been Senior Vice President-Market Development of the Company since its formation in April 1993, and since 1988 had been Vice-President of the Company's predecessor.

       Peter Lynch has been Senior Vice President-Midwest Region of the Company from August 1995 and Senior Vice President-Operations of the Company since February, 1996. Prior to joining the Company, Mr. Lynch was executive director of operations for NYNEX Cable Communications in England.

       Robert Young has been Senior Vice President of the Company from January 1996. From the 1980's to January 1996, Mr. Young was an executive officer and principal stockholder of Sat-Tel Services, Inc., which company provides installation services for the Company. In January 1996 the Company acquired all of the outstanding capital stock of Sat-Tel Services, Inc. and Mr. Young became an officer of the Company.

       Donald E. Olander has been Vice President, General Counsel and Secretary of the Company since November 1993. From May 1993 until joining the Company, Mr. Olander was an attorney with Lehman Brothers. From April 1992 to May 1993, Mr. Olander had his own legal practice. From 1990 to 1992, Mr. Olander was an attorney with the firm of Shea & Gould.

       Michael F. Whalen, Jr. has been Vice President-Finance and Acquisitions of the Company since April 1994. From August 1993 until joining the Company, Mr. Whalen was a Vice President in charge of the New York office for Amsterdam Pacific Corporation, a media/telecommunication investment banking firm. From October 1988 to August 1993, Mr. Whalen was employed by Bank of Montreal holding various positions, the latest of which was as a director in the bank's private placement group.

       Victor Oristano has been Vice Chairman and a director of the Company since its formation in April 1993, and since 1988 has been Chairman of the partnership that managed the business of the Company's predecessors. Mr. Oristano is also a director of Cablevision Systems Corporation, one of the largest U.S. hardwire cable system operators. Mr. Oristano was a Lieutenant Commander in the United States Navy during World War II. Mr. Oristano is the father of Mr. Matthew Oristano.

       James J. Mossman has been a Senior Managing Director of The Blackstone Group L.P. since January 1990. He was a Vice President of The Blackstone Group from September 1986 to December 1989. Mr. Mossman serves on the board of directors of Transtar, Inc., Collins & Aikman Corporation, and Great Lakes Dredge & Dock Corporation.

       Anthony Grillo has been a Senior Managing Director of The Blackstone Group L.P. since January 1993. He was a Managing Director of The Blackstone Group from May 1991 to January 1993. Mr. Grillo serves on the board of directors of Littelfuse, Inc., Tracor, Inc., General Aquatics, Inc., Joule, Inc., Barr Technologies, Inc. and other privately held companies.

Section 16 Reports

       The Company believes that all required Forms 3, 4 and 5 were filed on time during fiscal 1996.

ITEM 11.  EXECUTIVE COMPENSATION

       The following table discloses compensation for the fiscal years listed received by the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers.

                           Summary Compensation Table

                                                     Annual Compensation
                                          ------------------------------------------
                                                                                           Long Term
                                          Fiscal                        Other Annual  Compensation Awards      All Other
Name and Principal Position                Year    Salary    Bonus(1)   Compensation       Options(#)       Compensation(2)
----------------------------------------  ------  --------  ----------  ------------  --------------------  ---------------
Matthew Oristano                            1996  $212,000  $     0               $0                    0        $ 1,900
   Chairman and Chief Executive Officer     1995  $212,000  $     0               $0                    0        $50,000(3)
                                            1994  $212,000  $50,000               $0                5,000        $50,000(3)

Robert Young (4)                            1996  $126,000       --(4)            $0                5,000        $ 2,300
   Senior Vice President

Peter Lynch (5)                             1996  $142,000  $     0               $0               30,000        $ 1,500
   Senior Vice President--Operations        1995  $ 54,000  $     0               $0               25,000        $   900

Charles F. Schwartz                         1996  $139,000  $     0               $0               30,000        $   900
   Senior Vice President, Chief             1995  $108,000  $     0               $0               20,000        $   650
    Financial Officer                       1994  $108,000  $25,000               $0                7,000        $   400

Todd A. Rowley                              1996  $121,000  $     0               $0               30,000        $   600
   Senior Vice President--Market            1995  $108,000  $15,000               $0               15,000        $   200
    Development                             1994  $108,000  $ 7,500               $0                7,000        $   200

_______________

(1) Cash bonuses for services rendered in fiscal years 1996, 1995 and 1994 have been listed in the year earned, but were actually paid in the following fiscal year.
(2) Except as otherwise noted, the items reported are for life insurance premiums and matching contributions to the Company's 401(k) plan.
(3) Reflects $50,000 received from Alda Communications Corp. as directors' fees.
(4) Mr. Young became an executive officer of the Company in January, 1996. Mr. Young may receive a cash bonus for the 1996 fiscal year, but such amount has not been determined as of the date of this report.
(5) Mr. Lynch became an executive officer of the Company in June, 1995.

The following table sets forth certain information regarding stock option grants made to the named executive officers in 1996.

                       Option Grants in Last Fiscal Year

                                        Individual Grants
                       ----------------------------------------------------
                                                                             Potential Realizable Value
                                     % of Total                              at Assumed Annual Rates of
                                        Options                               Stock Price Appreciation
                                       Granted to     Exercise                  for Option Term/(1)/
                         Options       Employees       Price     Expiration
Name                   Granted (#)   in Fiscal Year   ($/Sh.)       Date       5%($)     10%($)
----                   -----------   --------------   --------   ----------   --------  ---------
Matthew Oristano            0               --              --           --         --         --
Robert Young            5,000/(2)/         1.9%           4.00      1/28/07    $12,578   $ 31,875
Peter Lynch            30,000/(2)/        11.6%           4.00      1/28/07    $75,467   $191,249
Charles F. Schwartz    30,000/(2)/        11.6%           4.00      1/28/07    $75,467   $191,249
Todd A. Rowley         30,000/(2)/        11.6%           4.00      1/28/07    $75,467   $191,249
---------------

1 Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year term of the option. Potential realizable values are net of exercise price, but before taxes associated with exercise. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

2 Incentive stock option which has an exercise price equal to the fair market value of the Common Stock on the date of grant, vests at a rate of 33 1/3 percent on the first, second and third anniversary of the grant date and has a term of ten years.

Option Exercises and Fiscal 1996 Year-End Value

       The number of options exercised and the value realized from any such exercise during fiscal 1996 and the number and value of options held at fiscal year end for the named executive officers are set forth in the following table.

          Aggregate Option Exercises and Fiscal Year-End Option Values
          ------------------------------------------------------------

                                                      Number of Securities
                                                     Underlying Unexercised       Value of Unexercised
                                                     Options at Fiscal Year     In-the-Money Options at
                                                            End (#)              Fiscal Year End ($)(1)
                                                   --------------------------  --------------------------
                         Shares       Value
                       Acquired on   Realized
Name                   Exercise(#)    ($)(2)       Exercisable  Unexercisable  Exercisable  Unexercisable
----                   -----------   --------      -----------  -------------  -----------  -------------
Matthew Oristano                 0        $ 0          201,667          3,333     $      0             $0
Robert Young                     0        $ 0                0          5,000     $      0             $0
Peter Lynch                      0        $ 0                0         55,000     $      0             $0
Charles F. Schwartz              0        $ 0                0         70,000     $      0             $0
Todd A. Rowley                   0        $ 0           36,000         65,000     $216,900             $0
---------------

(1) Value of unexercised options is (i) the fair market value of the common stock at fiscal 1996 year end ($6.125) less the option exercise price per share, times (ii) the number of shares subject to the option.
(2) Value realized upon exercise is (i) the fair market value of the Common Stock on the date of exercise, less the option exercise price, times (ii) the number of shares of common stock received on exercise of the option.

Compensation Committee Interlocks and Insider Participation

       The following individuals serve as members of the Compensation Committee of the Board of Directors: Matthew Oristano and Anthony Grillo. Certain transactions between members of the Compensation Committee and the Company are described below under "Certain Relationships and Related Transactions".

Employment and Consulting Agreements

       The Company has a written employment agreement with Matthew Oristano. Pursuant to this agreement Mr. Oristano receives an annual base salary of $212,000 and he may receive an annual bonus to be determined by the Company's Compensation Committee. The agreement was executed by the Company and Mr. Oristano in April 1993, became effective in July 1993 upon the consummation of the Company's initial public offering and, unless terminated earlier by the Company or Mr. Oristano, will continue in effect for five years from the effective date. The agreement contains confidentiality and non-competition provisions and contemplates that Mr. Oristano will devote his full time to the business of the Company. Pursuant to this agreement, if Mr. Oristano's employment is terminated by the Company without cause, he is entitled to his base salary and certain benefits for the remainder of the employment term.

       The Company has a written employment agreement with Peter Lynch. This agreement provides that Mr. Lynch shall be entitled to an annual base salary of $143,000 and provides that he may receive an annual bonus to be determined by the Company's Compensation Committee. The agreement became effective in February 1996 and, unless terminated earlier by the Company or Mr. Lynch, will continue in effect for three years from the effective date. The agreement contains confidentiality and non-competition provisions and contemplates that Mr. Lynch will devote his full time to the business of the Company. If the Company terminates Mr. Lynch's employment prior to the end of his employment term, Mr. Lynch is entitled to receive the continuation of his base salary and benefits for a period of one year from the date of termination.

       The Company has a written employment agreement with Robert Young. This agreement provides that Mr. Young shall be entitled to an annual base salary of $133,000 and provides that he may receive an annual bonus of up to $50,000. The agreement became effective in January 1996 and, unless terminated earlier by the Company or Mr. Young, will continue in effect for three years from the effective date. The agreement contains confidentiality and non-competition provisions and contemplates that Mr. Young will devote his full time to the business of the Company. If Mr. Young's employment with the Company is terminated by the Company without cause Mr. Young is entitled to receive half his annual salary and bonus and six month's benefits as a severance payment.

       The Company has entered into change of control severance agreements with each of Mr. Lynch, Mr. Rowley and Mr. Schwartz which require the Company, in the case of a change of control of the Company, to pay each of such officers two times their annual base salary and bonus. In addition, in the case of a change of control, options issued under the Company's 1993 Stock Option Plan vest immediately.

       The Company also has a written consulting agreement with Alda Limited Partners pursuant to which it and its chairman, Mr. Victor Oristano, have agreed to render management consulting services to the Company, including advice concerning strategic and financial planning matters, wireless cable system development and operation activities and public and stockholder relations matters. This agreement provides that the consultant shall be paid consulting fees of $158,000 per annum and provides that the consultant may receive an annual performance bonus to be determined by the Company. This agreement was executed by the Company and the consultant in April 1993, became effective in July 1993 upon the consummation of the Company's initial public offering of Common Stock and, unless terminated earlier by the Company or the consultant, will continue in effect for 5 years from the effective date. The agreement contains confidentiality and non-competition provisions and, if the consulting relationship is terminated by the Company without cause, entitles the consultant to the base consulting fees for the remainder of the consulting term.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

       The authorized capital stock of the Company consists of Common Stock and Convertible Preferred Stock. The holders of the Convertible Preferred Stock are entitled to vote with the holders of the Common Stock as a single class on all matters submitted to the stockholders of the Company. When voting with the Common Stock as a single class, each share of Convertible Preferred Stock is entitled to 4.444 votes per share.

       The table below sets forth, as of March 14, 1997, certain information regarding beneficial ownership of Common Stock or Convertible Preferred Stock with respect to (i) each person or entity known to the Company who beneficially owns 5% or more of the outstanding shares of Common Stock or Convertible Preferred Stock, (ii) each director, (iii) the Company's Chief Executive Officer and other most highly compensated executive officers in fiscal 1996 and (iv) all executive officers and directors of the Company as a group:


                                           Number and Percentage of                          Percentage
                                                  Shares of                Number and         of Common
                                                 Convertible          Percentage of Shares     Voting
Name of Beneficial Owner                       Preferred Stock           of Common Stock        Power
------------------------                  --------------------------  ---------------------  -----------
Blackstone Capital Partners II Merchant
 Banking Fund L.P. (1)                          450,177         75%                                12.6%
Blackstone Offshore Capital Partners II
 L.P. (1)                                       118,122         20%                                 3.3%
Blackstone Family Investment
 Partnership II L.P. (1)                         30,769          5%                                   *
James J. Mossman(2)                             599,068        100%                                16.7%
Anthony Grillo (2)                              599,068        100%                                16.7%
Matthew Oristano (3)                                                       783,315     6.1%         5.0%
BCI Growth III, L.P. (4)                                                 1,180,474     9.1%         7.6%
FMR Corp. (5)                                                            1,252,079     9.7%         8.0%
Fleming Capital Management(6)                                            1,211,450     9.4%         7.8%
Dimensional Fund Advisors(7)                                               942,421     7.3%         6.0%
Victor Oristano (8)                                                        222,582     1.7%         1.4%
Todd A. Rowley                                                              36,000       *            *
Charles F. Schwartz                                                              0       *            *
Peter Lynch                                                                      0       *            *
Robert Young                                                                10,200       *            *
All executive officers and directors as
 a group (10 persons) (9)                       599,068       (100%)     1,078,372     8.3%        24.0%

---------------
  * Less than 1%

(1) The principal address of Blackstone Capital Partners II Merchant Banking Fund L.P. ("BCPII") and Blackstone Family Investment Partnership II L.P. ("BFIPII") is 118 North Bedford Road, Mount Kisco, New York 10549. The principal address of Blackstone Offshore Capital Partners II L.P. ("BCP Offshore") is c/o Mees Pierson Management (Cayman), British American Center, Dr. Roy's Drive, Georgetown, Grand Cayman, British West Indies. The general partner of BCPII, BFIPII and BCP Offshore is Blackstone Management Associates II L.L.C. ("BMAII"). The members of BMAII have the power to vote and dispose of the PCTV Convertible P-I-K Preferred Stock.
(2) Messrs. Mossman and Grillo are affiliated with The Blackstone Group L.P. in the capacities described under Item 10 Directors and Officers of the Registrant. Each such person's business address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, NY 10154. Mr. Mossman and Mr. Grillo are members of BMAII. Therefore, Mr. Mossman and Mr. Grillo may be deemed to share beneficial ownership of the PCTV

    Convertible Preferred Stock. Mr. Mossman and Mr. Grillo disclaim beneficial ownership of any such shares of PCTV Convertible Preferred Stock.
(3) Includes (i) 112,808 shares of Common Stock which Matthew Oristano owns directly, (ii) 447,227 shares of Common Stock owned by Alda Multichannels, Ltd. for which Matthew Oristano may be deemed to share voting power and investment power with members of his immediate family, (iii) 21,613 additional shares of Common Stock over which Matthew Oristano may be deemed to exercise indirect control, and (iv) 201,667 shares of Common Stock which Matthew Oristano has an option to acquire within 60 days of the date hereof pursuant to stock option agreements but excludes 3,333 shares which he has the option to acquire thereafter.
(4) BCI Growth's mailing address is c/o BCI Advisors, Inc., Glenpointe Centre West, Teaneck, New Jersey 07666.
(5) The address of FMR Corp. is 82 Devonshire Street, Boston, MA 02109.
(6) The address of Fleming Capital Management is 320 Park Ave., New York, NY 10022.
(7) The address of Dimensional Fund Advisors is 1299 Ocean Avenue, Santa Monica, CA 90401.
(8) Includes 100,667 shares of Common Stock which Victor Oristano has an option to acquire within 60 days of the date hereof pursuant to a stock option agreement.
(9) Includes 377,475 shares of Common Stock which all directors and executive officers of the Company have the option to acquire within 60 days of the date hereof but does not include 295,000 additional shares which all directors and executive officers have an option to acquire thereafter.

ITEM 13.  Certain Relationships and Related Transactions

Alda Channel Leases

       Alda Wireless Holdings, Inc. and Alda Gold, Inc. (together, the "Alda Companies"), which are controlled by Matthew Oristano, lease to the Company the rights to approximately 40 wireless cable frequencies held by such entities.
The leases provide that the Company shall have the exclusive right to use the frequencies for an unlimited number of successive one-year terms renewable at the option of the Company. The annual lease payments to be paid by the Company are nominal. The Company has the option to acquire these frequency licenses for $100 per license, and the right to lease any wireless cable frequency licenses acquired by the Alda Companies. The Company believes that the terms of these leases between the Company and the Alda Companies are no less favorable to the Company than the terms of any similar lease that could have been obtained through arm's length negotiations with an unaffiliated third party.

Blackstone Services

       The Company and affiliates of The Blackstone Group have entered into the following two agreements: (a) an advisory and consulting agreement pursuant to which Blackstone Management Partners L.P. will provide strategic financial planning and other services (other than investment banking or other financial advisory services in connection with acquisitions and divestitures by the Company) to the Company for an annual fee of $250,000 (plus reimbursement of certain out-of-pocket expenses) subject to the approval of the Company in each year (no such amount was paid with respect to the 1996 fiscal year); and (b) a separate agreement pursuant to which the Company paid The Blackstone Group L.P. a fee of $600,000 for financial advisory services provided by Blackstone in connection with the Company's acquisition of Preferred Entertainment, Inc.

Merger of Alda Communications Corp. into the Company

       The Chairman and Vice Chairman of the Company were stockholders and officers of Alda Communications Corp. ("ACC"). The primary asset of ACC was 661,304 shares of Company Common Stock. On June 27, 1996, ACC was merged into the Company and the Company thereby acquired the 661,304 shares of Common Stock held by ACC. As consideration in the merger, the Company issued 661,304 shares of Common Stock to the former stockholders of ACC including the Chairman and Vice Chairman of the Company. The merger was consummated without any cost to the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1.   Financial statements

          The consolidated financial statements included in this item are indexed in Item 8 of this report.

     2.   Exhibit List

Exhibit No.                                   Description
-----------                                   -----------
3.1            Certificate of Incorporation of Registrant as dated April 22, 1993. (a)

3.2            Amendment to Certificate of Incorporation of Registrant date June 16, 1994. (i)

3.3            Bylaws of Registrant. (a)

10.1           Employment Agreement between Registrant and Mr. Matthew Oristano. (a)

10.2           Employment Agreement between Registrant and Robert Young. (*)

10.3           Employment Agreement between Registrant and Peter Lynch. (*)

10.4           Consulting Agreement between Registrant and Alda Limited Partners. (a)

10.5           Key Employee Stock Plan of Registrant. (a)

10.6           1993 Founders' Stock Option Plan of Registrant. (a)

10.7           1993 Stock Option Plan of Registrant. (a)

10.8           Excess Capacity Royalty Agreement between the Arizona Board of Regents for
               Benefit of the University of Arizona and People's Choice TV of Tucson,
               Inc., dated December 8, 1992, relating to the lease of sixteen ITFS channels in Tucson, Arizona. (a)

10.9           Form of lease agreement used by Registrant for ITFS or educational channel leases, along with amended schedule of such leases. (b)

10.10 Form of lease agreement used by Registrant for channel leases with Alda Multichannels Ltd., along with a schedule of such leases. (b)

10.11          Antenna Site License Agreement of People's Choice TV of Tucson, Inc. (e)

10.12          Antenna Site License Agreement of People's Choice TV of Houston, Inc. (e)

10.13          Stockholders' Agreement, dated March 15, 1994, among the Registrant,
               Wireless Cable of Indianapolis, Inc., Donald Boehm, Andrew V. Saban and Cathy Schubert. (f)


10.14          Warrant to Purchase Common Stock of Registrant issued by
               Registrant to BOM dated April 1993. (c)

10.15          Gerard Klauer Mattison & Co., Inc. Warrant Agreement. (d)

10.16          Stock Purchase Agreement, dated October 27, 1994, by and among Registrant and Blackstone Capital Partners II Merchant Banking Fund L.P. ("BCP
               II") and Blackstone Offshore Capital Partners II L.P., ("BOCP II"). (g)

10.17          Stockholders Agreement, dated October 27, 1994, among Registrant, BCP II,
               BOCP II, Matthew Oristano and Victor Oristano. (g)

10.18          Registration Rights Agreement among Registrant and BCP II and BOCP II. (g)

10.19          Certificate of Designation of Convertible Cumulative Pay-in-Kind Preferred Stock. (g)

10.20          Asset Exchange Agreement, dated November 6, 1996, among CS Wireless Systems,
               Inc., Registrant, and People's Choice TV of Kansas City, Inc. (*)

10.21          Agreement and Plan of Merger among Registrant, Preferred Entertainment,
               Inc. and Chicago Wireless, dated March 26, 1995. (h)

10.22          Agreement and Plan of Merger among Registrant, Wireless Developers, Inc. and
               Fred Atchity, dated March 26, 1995. (h)

10.23          Agreement and Plan of Merger, dated March 28, 1995, among Registrant, People's
               Choice TVof Baltimore, Inc., Eastern Cable Networks Corp ("ECN"), and
               Eastern Cable Networks of Michigan, Inc. ("ECNI"). (i)

10.24          Asset Exchange Agreement dated March 28, 1995, among Registrant, ECN and
               Eastern Cable Networks of Michigan II, Inc. ("ECNII"). (i)

10.25          Stock Purchase Agreement, dated as of March 14, 1995, among Wireless Cable of
               Indianapolis, Inc. ("WCI"), Broadcast Cable Bloomington, Inc. ("BCI"), and
               the shareholders of BCI. (l)

10.26 Note Agreement, dated as of May 31, 1995, among WCI, BCI, and the shareholders of BCI and Guarantee of Registrant. (l)

10.27          Form of Indenture, dated May 19, 1995, between Registrant and Bank of
               Montreal Trust Company as Trustee, relating to Senior Discount Notes. (j)

10.28          Form of Warrant Agreement, dated May 19, 1995, between Registrant and
               Harris Trust Company of New York, as Warrant Agent, with respect to warrants issued with Senior Discount Notes. (k)

10.29          Stock Purchase Agreement, dated August 9, 1995, among Registrant,
               Robert Young and Michael Sigesmund. (l)

10.30          Stock Acquisition Agreement, dated as of September 29, 1995, among
               Registrant, Wireless Telecommunications L.L.C., and George Ring and
               Vincent Tese. (l)

21.            Subsidiaries of Registrant. (l)

27.            Financial Data Schedule. (*)
___________________________
(*)            Filed herewith.

(a)            Document incorporated by reference from Form S-1 Registration
               Statement No. 33-61996 filed by the Registrant on May 3, 1993.

(b)            Document incorporated by reference from Amendment No. 1 to Form S-1
               Registration Statement No. 33-61996 filed by Registrant on June 14, 1993.

(c)            Document incorporated by reference from Amendment No. 2 to Form S-1
               Registration Statement No. 33-61996 filed by Registrant on July 2, 1993.

(d)            Document incorporated by reference from Form S-1
               Registration Statement No. 33-72180 filed by Registrant on November 26, 1993.

(e)            Document incorporated by reference from Amendment No. 1 to Form S-1
               Registration Statement No. 33-72180 filed by Registrant on December 28, 1993.

(f)            Document incorporated by reference from Form 10-K for the fiscal year ended
               December 31, 1993 filed by the Registrant on March 30, 1994.

(g)            Document incorporated by reference from Form 8-K of Registrant dated
               October 27, 1994.

(h)            Document incorporated by reference from Amendment No. 5 to Schedule 13D of PCTV and SDIC, dated March 26, 1995, with respect to PEI common stock.

(i)            Document incorporated by reference from Form 10-K for the fiscal year ended
               December 31, 1994 filed by Registrant on April 3, 1995.

(j)            Document incorporated by reference from Amendment No. 1 to Form S-3 Registration
               Statement No. 33-80928 filed by Registrant on April 4, 1995.

(k)            Document incorporated by reference from Amendment No. 3 to Form S-3 Registration
               Statement No 33-80928 filed by Registrant on May 12, 1995.

(l)            Document incorporated by reference from Form 10-K for the fiscal year ended
               December 31, 1995 filed by Registrant on April 1, 1996.


(b)            Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the last quarter of
the period covered by this   report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PEOPLE'S CHOICE TV CORP.

                                    By:  /s/Matthew Oristano
                                      --------------------------
                                         Matthew Oristano
                                         Chairman and Chief Executive Officer

Dated:   March  28, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                  Title                                 Date


/s/ Matthew Oristano       Director and Chief Executive Officer  March 28, 1997
--------------------
Matthew Oristano


s/ Victor Oristano         Vice Chairman and Director            March 28, 1997
------------------
Victor Oristano


/s/ Charles F. Schwartz    Principal Financial and Accounting    March 28, 1997
-----------------------    Officer
Charles F. Schwartz


/s/ Anthony Grillo         Director                              March 28, 1997
-------------------
Anthony Grillo


/s/ James J. Mossman       Director                              March 28, 1997
---------------------
James J. Mossman