Form 10-Q
period 1997-03-31
PEOPLES CHOICE TV CORP
filed 1997-05-15
CIK 903275

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1997
                                          --------------

                        Commission File Number:  0-21920

                            People's Choice TV Corp.
            ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


            Delaware                                         06-1366643
-----------------------------------                        --------------
(State or other jurisdiction of incorporation           (I.R.S. employer
of organization)                                        identification No.)

        2 Corporate Drive, Shelton, CT                         06484
----------------------------------------------              ------------
(Address of principal executive offices)                     (Zip code)

The Company's telephone number, including area code:  (203) 925-7900
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

Common Stock, $.01 par value: 12,924,817 shares as of May 12, 1997.

                            PEOPLE'S CHOICE TV CORP.
                            ------------------------

                                     INDEX
                                     -----


PART I FINANCIAL INFORMATION                                          PAGE(S)
----------------------------                                          -------
Item 1.    FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of December 31, 1996
             and March 31, 1997                                          2

            Consolidated Statements of Operations for the Three
             Month Periods Ended March 31, 1996 and 1997                 3


            Consolidated Statements of Stockholders'
             Equity for the Three Month Periods Ended
             March 31, 1996 and 1997                                     4


            Consolidated Statements of Cash Flows for the Three Month
             Periods Ended March 31, 1996 and 1997                       5


            Notes to Consolidated Financial Statements                 6-7


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                8-11

PART II OTHER INFORMATION
-------------------------


Items 1-5. OTHER INFORMATION                                            12


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                             12



SIGNATURES                                                              13
----------

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)





                                                                              December 31,                      March 31,
                                                                                  1996                            1997
                                                                             -------------                    -------------
ASSETS
Cash and cash equivalents                                                    $  41,305,795                     $ 28,640,230
Marketable securities                                                           63,396,191                       71,052,665
Subscriber receivables, net of allowance for doubtful accounts
  of $379,500 and $344,100                                                       2,935,364                        1,974,309
Notes and other receivables                                                      1,146,928                          792,060
Prepaid expenses and other assets                                                3,909,492                        3,816,882
Investment in wireless systems and equipment, at cost, net of accumulated depreciation and amortization of $55,697,972
  and $62,908,859                                                              196,042,266                      191,921,901
Organization and financing costs net of accumulated
  amortization of $2,705,560 and $3,122,080                                      5,731,263                        5,314,743
Excess of purchase price over fair market value of assets acquired
  net of accumulated amortization of $905,010 and $1,127,964                    11,680,391                       11,457,438
                                                                             -------------                     ------------
      Total assets                                                           $ 326,147,690                     $314,970,228
                                                                             =============                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes and other payables                                                   $ 234,430,828                    $ 241,767,473
  Accounts payable                                                               1,928,429                        1,772,440
  Accrued expenses                                                               5,152,177                        3,844,781
  Subscriber advance payments and deposits                                       2,662,183                        2,161,203
  Minority interest in consolidated subsidiaries                                 1,086,562                        1,056,167
                                                                             -------------                    -------------
      Total liabilities                                                        245,260,179                      250,602,064
Commitments and Contingencies
Convertible Pay-In-Kind Preferred Stock,
  liquidation preference $100 per share                                         60,169,770                       61,628,314
PCTV Detroit cumulative preferred stock                                          6,628,365                        6,758,185

Stockholders' Equity
Preferred stock, $0.01 par value, 4,383,758 shares authorized,
  no shares issued and outstanding                                                     ---                              ---
Common stock, $0.01 par value, 75,000,000 shares
  authorized, 12,924,817 shares issued and outstanding
  at December 31, 1996 and March 31, 1997                                          129,248                          129,248
Additional paid-in capital                                                     166,447,375                      164,859,010
Warrants                                                                         3,756,840                        3,756,840
Accumulated deficit                                                           (156,244,087)                    (172,763,433)
                                                                             -------------                    -------------
      Total stockholders' equity/(deficit)                                      14,089,376                       (4,018,335)
                                                                             -------------                    -------------
      Total liabilities and stockholders' equity                             $ 326,147,690                    $ 314,970,228
                                                                             =============                    =============



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                --------------------------------
                                                                    1996               1997
                                                                ------------       ------------
Revenues                                                        $  8,548,470       $  8,544,148
                                                                ------------       ------------

Costs and expenses:
   Operating costs and expenses                                   11,884,979         10,904,643
   Depreciation and amortization                                   8,478,245          8,040,455
                                                                ------------       ------------
                                                                  20,363,224         18,945,098
                                                                ------------       ------------
       Operating loss                                            (11,814,754)       (10,400,950)

Gain (loss) on sales and writedown of assets                        (343,381)           167,925
Interest expense:
   Non cash                                                       (6,420,508)        (7,334,268)
   Cash                                                             (235,360)          (355,970)
Interest income and other                                          1,532,138          1,386,022
Minority interest                                                     27,963             28,395
                                                                ------------       ------------
Loss before income tax                                           (17,253,902)       (16,508,846)
Income tax expense                                                    27,000             10,500
                                                                ------------       ------------
Net loss                                                         (17,280,902)       (16,519,346)
Preferred dividends                                               (1,465,193)        (1,588,365)
                                                                ------------       ------------
Loss applicable to common shares                                $(18,746,095)      $(18,107,711)
                                                                ============       ============

Loss per common share                                           $      (1.43)      $      (1.38)
                                                                ============       ============

Weighted average number of common shares outstanding              13,068,730         13,150,755
                                                                ============       ============



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                  (Unaudited)

                                            Common Stock              Additional
                                             Par Value                  Paid-In                              Accumulated
                                      Shares           Amount           Capital            Warrants            Deficit
                                      ------           ------           -------            --------         -----------
Balance, December 31, 1995          12,841,203      $    128,412      $172,415,949      $  4,331,244      $ (80,356,769)
Net Loss                                   ---               ---               ---               ---        (17,280,902)
Dividends on Cumulative
  Preferred Stock                          ---               ---          (133,088)              ---                ---
Dividends on Convertible
  Preferred Stock                          ---               ---        (1,332,105)              ---                ---
                                    ----------       -----------      ------------      ------------      -------------

Balance, March 31, 1996             12,841,203      $    128,412      $170,950,756      $  4,331,244      $ (97,637,671)
                                    ==========      ============      ============      ============      =============

Balance, December 31, 1996          12,924,817      $    128,248      $166,447,375      $  3,756,840      $(156,244,087)
Net Loss                                   ---               ---               ---               ---        (16,519,346)
Dividends on Cumulative
  Preferred Stock                          ---               ---          (129,821)              ---                 ---
Dividends on Convertible
  Preferred  Stock                         ---               ---        (1,458,544)              ---                 ---
                                    ----------      ------------      ------------      ------------      -------------
Balance, March 31, 1997             12,924,817      $    129,248      $164,859,010      $  3,756,840      $(172,763,433)
                                    ==========      ============      ============      ============      =============


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                       1996           1997
                                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $(17,280,902)  $(16,519,346)
Adjusted to reconcile net loss to cash used in operations-
    Depreciation and amortization                                                    8,478,245      8,040,455
    Minority interest in subsidiaries                                                  (27,963)       (28,395)
    Amortization of original issue discount                                          6,245,673      7,124,469
    Amortization of imputed discount on debt                                           174,835        209,799
    (Gain) loss on sales and writedown of assets                                       343,381       (167,925)
    Provision for losses on subscriber receivables                                     287,000        121,900
    Change in assets and liabilities-
       (Increase) decrease in subscriber receivables                                  (227,024)       839,155
       Decrease in notes and other receivables                                          21,987         95,511
       (Increase) decrease in prepaid expenses and other assets                          3,974       (156,537)
       Decrease in accounts payable                                                 (1,220,158)      (155,989)
       Decrease in accrued expenses                                                 (1,052,643)    (1,113,896)
       Decrease in subscriber advance payments and deposits                           (110,066)      (500,980)
           Net cash used in operating activities                                    ------------   ------------
                                                                                    (4,363,661)    (2,211,779)
                                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                                   (1,354,468)   (29,181,473)
Proceeds principally from maturity of marketable securities                         10,015,982     21,525,000
Acquisition of Sat-Tel Services, Inc.                                               (3,359,198)            --
Acquisition of Tilden and Anahuac frequencies                                       (2,253,687)            --
Sale of interest in Preferred Entertainment of Champaign                             1,839,889
Acquisition of BTA licenses                                                                 --       (180,755)
Investment in wireless systems and equipment                                        (5,675,835)    (1,797,918)
Proceeds from sales of assets                                                          212,555        820,520
                                                                                  ------------   ------------
           Net cash used in investing activities                                      (574,762)    (8,814,626)
                                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable                                                          (3,318,189)    (1,637,160)
Buyout of minority interest                                                            (34,000)        (2,000)
                                                                                  ------------   ------------
           Net cash used in financing activities                                    (3,352,189)    (1,639,160)
                                                                                  ------------   ------------
           Net decrease in cash                                                     (8,290,612)   (12,665,565)
Cash and cash equivalents, beginning of year                                        23,243,558     41,305,795
                                                                                  ------------   ------------
Cash and cash equivalents, end of period                                          $ 14,952,946   $ 28,640,230
                                                                                  ============   ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid for interest, net of amount capitalized                            $    226,511   $    282,871
     Cash received for interest                                                   $  1,590,525   $  1,085,954

     During 1996 in connection with the acquisition of Sat-Tel Services, Inc., the Company issued a note payable in the amount of $1,250,000. In addition, the Company acquired a note receivable in the amount of $175,000 in connection with the sale of a cable system.
     During 1997, the Company acquired frequency rights in exchange for a note payable in the amount of $1,446,000.



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

 (1) The consolidated balance sheet as of March 31, 1997, the consolidated statements of operations for the three months ended March 31, 1996 and 1997 and the consolidated statements of stockholders' equity and cash flows for the three months ended March 31, 1996 and 1997 have been prepared by People's Choice TV Corp. (the "Company" or "PCTV") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and 1997 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Certain prior period amounts have been reclassified to conform with current period presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 included in the Company's filing on Form 10-K. The results of operations for the three month periods ended March 31, 1996 and 1997 are not necessarily indicative of the operating results for the full year.

 (2)  Marketable Securities:

      The Company has classified marketable securities and time deposits as cash equivalents if the original maturity of investments is three months or less at time of purchase.

      Marketable securities consist of US Government and Federal Agency bonds and commercial paper which vary in maturity up to 13 months. The Company has classified these securities as held-to-maturity and they are recorded at amortized cost.

 (3)  Earnings per share:

      The net loss per share has been computed based on the weighted average of common shares outstanding. The 1996 and 1997 shares include common equivalent shares issuable upon exercise of certain outstanding stock options and the Bank of Montreal warrant.

      The Company has determined there will be no effect of applying the principles of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

 (4)  Acquisitions and Dispositions:

      In January 1996, the Company acquired rights to wireless frequencies and certain other assets in the Tilden, Illinois and Anahuac, Texas markets for a purchase price of approximately $2,300,000. The Company acquired leases for 20 and 16 channels in Tilden and Anahuac, respectively.

      In January 1996, Preferred Entertainment of Champaign ("Champaign"), of which Specchio Development Investment Corp. ("SDIC") had a two thirds partnership interest, was sold for approximately $2,200,000. The Company's share of the proceeds, after payment of all outstanding liabilities, was approximately $2,000,000, resulting in a gain on sale of approximately $200,000.

      On January 26, 1996, the Company acquired Sat-Tel Services Inc. ("Sat-Tel"), its exclusive installation and technical service company. The purchase price was $5,000,000, which consisted of $3,750,000 in cash (which included repayment of two promissory notes in the amount of $410,000 to the shareholders) and a note payable in the amount of $1,250,000 paid January 26, 1997 with an interest rate of 5.5% per year. Also, at closing, the Company repaid $1,500,000 of bank debt that was owed by Sat-Tel. As additional consideration, 27,614 common shares valued at approximately $445,000 were issued to the former owners in April 1996. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to
 the fair value of assets acquired and liabilities assumed.   Approximately
 $4,700,000 of the purchase price has been allocated to excess of purchase price over fair market value of assets acquired. The Company believes the acquisition will reduce its installation expenses because the Company will no longer be paying an outside contractor to perform installation services.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)


 (5) Commitments and Contingencies:

      Except as discussed below, the Company is not a party to any litigation that could have a material adverse effect on its business, results of operations or financial condition.

      Wireless Enterprises, Inc. and Indianapolis Wireless, L. P. have filed a complaint against the Company in U.S. district court in Connecticut. The complaint alleges causes of action based on fraud, tortious interference with contract, negligence, breach of good faith, and unfair trade practices. The complaint alleges that the Company took certain actions with respect to the Detroit market that deprived plaintiffs of the opportunity to acquire certain wireless cable frequencies in that market. The complaint alleges that by taking such actions the Company breached certain obligations to the plaintiffs. The complaint seeks money damages and injunctive relief. The Company has retained counsel and the discovery process is proceeding. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses in this action and intends to defend vigorously against this action. The Company believes that the eventual outcome of this action will not have a material adverse effect on the consolidated financial statements of the Company.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's ability to obtain additional debt, equity, or other financing, the Company's ability to successfully launch a digital wireless cable television system and/or a high speed internet access system, and the Company's ability to generate cash from system operations or sale of assets are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital on terms satisfactory to the Company to allow the Company to continue to develop its business; competitive factors, such as the introduction of new technologies and competitors into the subscription television business or internet access business; pricing pressures which could affect demand for the Company's service; changes in labor, equipment and capital costs; future acquisitions or strategic joint ventures; general business and economic conditions; and the other risk factors described in other parts of this report and in the Company's other reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

       The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 1996.

 RESULTS OF OPERATIONS:

 Strategic Direction
 -------------------

     During 1997, the Company's strategy is to conserve capital pending the implementation of digital video compression technology. Pursuant to this strategy, the Company does not plan to further develop its analog customer base. The Company expects to implement digital video compression technology in one of its markets in 1997. The Company believes that the implementation of digital video compression technology will expand its video product offering (possibly beyond the number of channels available from the Company's hardwire cable competitors) and enhance its ability to attract and retain customers and at such time the Company expects to resume a customer growth strategy. There can be no assurance that PCTV will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for subscription television services.

 Revenues
 --------

     Revenues decreased $4,000 or less than 1% from the three month period ended March 31, 1996 to 1997. The decrease in revenues is principally attributable to the Company's suspension of the growth of its analog customer base, resulting in a decrease in customer count from 81,300 at March 31, 1996 to 76,600 at March 31, 1997, a decrease of 6%. Customer count was 77,800 at December 31,1996. Partially offsetting this decrease was an increase in average revenues per customer.

 Operating Costs and Expenses
 ----------------------------

     Operating costs and expenses decreased $1.0 million or 8% from the three month period ended March 31, 1996 to 1997 primarily due to the Company suspending the growth of its analog customer base which caused a decrease in expenses, primarily salaries and related benefits due to personnel reductions, bad debt expense, rent and occupancy costs and programming costs. Partially offsetting these decreases was an increase in professional fees due to costs associated with digital compression and internet testing.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  (Continued)


 Depreciation and Amortization
 -----------------------------

     Depreciation and amortization expense primarily includes depreciation and amortization of wireless systems and equipment and amortization of frequency rights. Depreciation and amortization expense decreased from the three month period ended March 31, 1996 to 1997 principally due to a decrease in amounts capitalized due to the Company's suspending the growth of its analog customer base. Excess direct costs of obtaining customers over installation revenues are capitalized and amortized over a three year period, or the life of the customer if shorter. The Company expects that depreciation and amortization expense will increase when the company resumes a customer growth strategy.

 Operating Loss
 --------------

     Operating loss decreased to $10.4 million from $11.8 million for the three months ended March 31, 1997 from the comparable period of the prior year principally due to decreases in operating costs and expenses and depreciation and amortization. Cash flows from operating activities improved to $(2.2) million from $(4.4) million primarily due to improvement in earnings before interest, taxes, depreciation and amortization of $1.0 million. Also, the net change in assets and liabilities was favorable in 1997 compared to 1996 primarily due to subscriber receivables which decreased $1.1 million in 1997 as compared to 1996.

 Gain (Loss) on Sales and Writedown of Assets
 --------------------------------------------

     Gain (loss) on sales and writedown of assets for the 1997 period includes a $575,000 gain on sale of a non-strategic frequency, offset by a $407,000 writedown of notes receivable and other assets.

     Gain (loss) on sales and writedown of assets for the 1996 period includes a $518,000 writedown of a note receivable to net realizable value, partially offset by a $200,000 gain on sale of Champaign.

 Interest Expense
 ----------------

     Interest expense was $7.7 million and $6.7 million for the three months ended March 31, 1997 and 1996, respectively. The increase in interest expense from 1996 to 1997 was primarily a result of the accretion of the Senior Discount Notes. Non-cash interest expense totaled $7.3 million and $6.4 million in 1997 and 1996 respectively, of which $7.1 million and $6.2 million was recorded on the Senior Discount Notes in 1997 and 1996, respectively.

 Interest Income and Other
 -------------------------

     Interest income and other was $1.4 million and $1.5 million for the three months ended March 31, 1997 and 1996, respectively. Interest income decreased $.3 million to $1.3 million in 1997 compared to 1996 primarily due to a reduction in cash available for investment. The Company expects interest income to continue to decrease as the cash balance available for investment decreases.

 Minority Interest
 -----------------

      Amounts represent primarily the minority interest in the Company's Indianapolis system and Albuquerque joint venture.


 Net Loss
 --------

     For the three month periods ended March 31, 1997 and 1996 the Company incurred net losses of approximately $16.5 million and $17.3 million, respectively. These net losses are principally attributable to the significant expenses

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  (Continued)


 incurred in connection with the development of the Company's business. The Company expects to continue to incur net losses while it develops and expands its wireless cable systems.

 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

      Cash, cash equivalents and marketable securities decreased to $ 99.7 million at March 31, 1997 from $104.7 million at December 31, 1996, a decrease of $5.0 million. This decrease is primarily attributable to cash used in operating activities, repayment of notes payable and investment in wireless systems and equipment, partially offset by proceeds from sales of assets.

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


      During 1997, the Company's strategy is to continue conservation of capital pending the implementation of digital video compression technology which is expected to take place in one of its markets during the second half of 1997. Pursuant to this strategy, the Company does not plan to add to its analog customer base. The Company anticipates that the development of its wireless cable systems with digital technology will involve capital expenditures higher than those involved in implementing analog technology because of the increased costs for the more complex converter boxes and other equipment which utilize the digital technology. The Company estimates that it will spend $20.7 million in 1997 on capital expenditures, including $1.2 million on the Company's proposed launch of a high speed internet access service. The Company has spent $2.0 million of this $20.7 million in the quarter ended March 31, 1997. Also in 1997, the Company will make $10.4 million in expenditures for required debt payments of which $1.6 million has been spent in the quarter ended March 31, 1997. To fund such 1997 capital expenditures and debt payments, the Company anticipates using the Company's available cash and marketable securities.

      The Company recently received the necessary digital authorizations from the Federal Communications Commission to allow it to provide a high speed internet access service in the Detroit market. The Company has received delivery of the necessary head-end equipment to provide such service and plans to launch such a system in Detroit in 1997.

      The Company's ability to launch a high speed internet access system may be affected by a number of factors. First, the Company has never launched or operated such a system and the technology may not perform adequately when placed into service, Second, the Company does not know whether there will be sufficient customer interest in this product at a sufficient price to create a successful business model, Third, competition from ISDN, T-1, ADSL, and other wireless frequencies and other new technologies and telecommunications services providers may prevent the Company from successfully launching a high speed internet access system, and Fourth, because the Company has never launched or operated any internet access system, there may be other financial, marketing, technological, customer service, billing, operational or management issues that prevent the Company from successfully launching and operating such a service. There may be additional factors, that the Company is unaware of at this time, that may affect the Company's ability to launch a high speed internet access system in one of its markets in 1997 or at any time.

      The Company has entered into a letter of intent with an affiliate of General Instrument Corporation ("GIC") pursuant to which the company would purchase from GIC up to 300,000 digital converter boxes. The Company would be obligated to purchase 200,000 converter boxes over the three year life of the contract. The Company can cancel its minimum purchase obligation by paying a per box cancellation fee. The letter of intent is subject to the negotiation and execution of a definitive agreement between the parties and there can be no assurance that such an agreement will be

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  (Continued)


 executed or that it will not contain terms different from those described above. The Company's anticipated 1997 payments for converter boxes under the terms described above have been included in the Company's estimates of capital expenditures for 1997. The Company believes that it will be able to recover its remaining investment in analog converter boxes through sales of such boxes to wireless cable system operators who intend to implement digital service at a later date than the Company.

      Consistent with its strategy of transitioning the business of the Company from analog technology to digital technology, the Company is proposing to sell certain service contracts and equipment by which the Company provides wireless cable television service to apartment complexes, condominiums and other multiple dwelling units. All of the service contracts that are for sale concern properties that are served through the use of analog technology. These service contracts cover approximately 162 properties containing 32,000 individual units located in Houston, St. Louis and Phoenix. The Company has retained a broker to assist it in the sale of these properties and the marketing process has commenced. The Company cannot determine at this time whether it will receive any acceptable offers for these service contracts or successfully close any proposed sale of these service contracts.

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

      The Company has experienced negative cash flow from operations in each year since its formation and, the Company expects to continue to experience negative consolidated cash flow from operations due to operating costs associated with its system development, expansion and acquisition activities. Until sufficient cash flow is generated from operations, the Company will have to utilize its current capital resources and external sources of funding to satisfy its capital needs. The development of wireless cable systems in the Company's major markets referred to above in subsequent years, the development of the Company's other markets, acquisitions of additional channel rights and wireless cable systems and the Company's general corporate activities will require the Company to secure significant additional financing in the future and there can be no assurance that such financing will be available when required.

     The Company currently has negative tangible net assets as calculated pursuant to Nasdaq National Market System ("NMS") listing criteria. Because of its negative tangible net assets, the Company is not currently in compliance with all applicable NMS listing criteria. The Company has requested that Nasdaq grant the Company a waiver with respect to the net tangible asset requirement so that the Company can remain listed on the NMS. The staff of Nasdaq has denied the Company's initial request for such a waiver. In addition, the Company understands that the staff of Nasdaq has determined that the Company's Common Stock is not eligible for listing on the Nasdaq SmallCap Market. The Company has not yet received from Nasdaq a written statement of the reasons for the denial of the waiver request. Nasdaq procedures allow the Company to appeal this determination by Nasdaq to a Nasdaq review committee. The Company expects that it will appeal this Nasdaq determination. During this appeal, the Company's Common Stock will continue to be listed on the NMS. The Company has no ability to predict at this time as to whether any such appeal would be successful. If the Company is unsuccessful in its appeal of this determination, the Company's Common Stock would be removed from listing on the Nasdaq NMS and would not be eligible for listing on the Nasdaq SmallCap Market. Removal of the Company's Common Stock from inclusion in NMS or the ineligibility of the Company's Common Stock to be listed on the Nasdaq SmallCap Market may make it more difficult to sell the Common Stock or obtain timely and accurate quotations as to offers to purchase and sell the Common Stock. In addition, the absence of a listing for the Common Stock on the Nasdaq NMS or the Nasdaq SmallCap Market could result in a decline in the trading volume of the Common Stock and could depress the price of the Common Stock.

                          PART II    OTHER INFORMATION

 Item 4 - Submission of Matters to a Vote of Security Holders

      The 1996 annual meeting of stockholders of the Company was held on March 20, 1997. The following person, who was the Company's sole nominee for director, was elected at the meeting for a three year term:

 Name                          Votes For     Withheld
 --------------------------    ----------    --------

 Matthew Oristano              12,482,016    134,596

      At the annual meeting the stockholders also voted on a proposal to authorize an amendment to the Company's 1993 Stock Option Plan to increase the number of shares issuable thereunder to 900,000 ("Option Proposal"). The proposal was approved at the annual meeting with votes cast in the following manner:

 Proposal                Votes For    Votes Against    Abstain
 ------------------      ---------    -------------    -------

 Option Proposal         12,289,355      208,319        2,400

There were 116,538 broker non-votes with respect to the Option Proposal.

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

    (22)       Not Applicable

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



  Date:  May 15, 1997           By   /s/ Charles F. Schwartz
                                  -----------------------------
                                Name: Charles F. Schwartz
                                Senior Vice President and
                                Chief Financial Officer
                                and Principal Accounting Officer