Form 10-Q
period 1997-06-30
PEOPLES CHOICE TV CORP
filed 1997-08-13
CIK 903275

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1997
                                          -------------

                        Commission File Number:  0-21920

                            People's Choice TV Corp.
                ------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

               Delaware                                      06-1366643
---------------------------------------------           -------------------
(State or other jurisdiction of incorporation           (I.R.S. employer
of organization)                                        identification No.)

        2 Corporate Drive, Shelton, CT                        06484
----------------------------------------                  --------------
(Address of principal executive offices)                    (Zip code)

The Company's telephone number, including area code:        (203) 925-7900
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

Common Stock, $.01 par value: 12,923,817 shares as of August 8, 1997.

                            PEOPLE'S CHOICE TV CORP.
                            ------------------------

                                     INDEX
                                     -----


 PART I FINANCIAL INFORMATION                                       PAGE(S)
 ----------------------------                                       -------
 Item 1.    FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of December 31, 1996
              and June 30, 1997                                           2

             Consolidated Statements of Operations for the Three and
             Six Month Periods Ended June 30, 1996 and 1997               3

             Consolidated Statements of Stockholders'
              Equity for the Six Month Periods Ended
              June 30, 1996 and 1997                                      4

             Consolidated Statements of Cash Flows for the Six Month
              Periods Ended June 30, 1996 and 1997                        5

             Notes to Consolidated Financial Statements                  6-7


 Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                 8-11


 PART II OTHER INFORMATION
 -------------------------


 Items 1-5. OTHER INFORMATION                                            12


 Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                             12


 SIGNATURES                                                              13
 ----------

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                      December 31,           June 30,
                                                                                          1996                 1997
                                                                                   ------------------     -----------------
ASSETS
Cash and cash equivalents                                                             $ 41,305,795         $ 58,260,221

Marketable securities                                                                   63,396,191           30,846,185
Subscriber receivables, net of allowance for doubtful accounts
   of $379,500 and $347,000                                                              2,935,364            2,200,753
Notes and other receivables                                                              1,146,928              602,573
Prepaid expenses and other assets                                                        3,629,195            3,255,856
Investment in wireless systems and equipment, at cost, net of accumulated depreciation and amortization of $55,697,972
   and $70,029,158                                                                     196,322,563          189,514,339
Organization and financing costs net of accumulated
   amortization of $2,705,560 and $3,542,157                                             5,731,263            4,894,666
Excess of purchase price over fair market value of assets acquired
   net of accumulated amortization of $905,010 and $1,285,280                           11,680,391           11,300,120
                                                                                      ------------         ------------
         Total assets                                                                 $326,147,690         $300,874,713
                                                                                      ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes and other payables                                                           $234,430,828         $242,604,634
   Accounts payable                                                                      1,928,429            1,643,353
   Accrued expenses                                                                      5,152,177            4,402,746
   Subscriber advance payments and deposits                                              2,662,183            2,147,785
   Minority interest in consolidated subsidiaries                                        1,086,562            1,036,313
                                                                                      ------------         ------------
         Total liabilities                                                             245,260,179          251,834,831
Commitments and Contingencies
Convertible Pay-In-Kind Preferred Stock,
   liquidation preference $100 per share                                                60,169,770           63,174,021
PCTV Detroit cumulative preferred stock                                                  6,628,365            6,889,449

Stockholders' Equity:
Preferred stock, $0.01 par value, 4,368,603 shares authorized,
   no shares issued and outstanding                                                              --                  --
Common stock, $0.01 par value, 75,000,000 shares
   authorized, 12,924,817 and 12,923,817 shares issued and
   outstanding at December 31, 1996 and June 30, 1997, respectively                         129,248             129,238
Additional paid-in capital                                                              166,447,375         163,163,424
Warrants                                                                                  3,756,840           3,756,840
Accumulated deficit                                                                    (156,244,087)       (188,073,090)
                                                                                       ------------        ------------
         Total stockholders' equity/(deficit)                                            14,089,376         (21,023,588)
                                                                                       ------------        ------------
         Total liabilities and stockholders' equity                                    $326,147,690        $300,874,713
                                                                                       ============        ============



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended                  Six Months Ended
                                                                       June 30,                            June 30,
                                                           ------------------------------      ------------------------------
                                                                1996             1997              1996              1997
                                                                ----             ----              ----              ----
Revenues                                                   $  8,590,408      $  8,830,026      $ 17,138,878      $ 17,374,174
                                                           ------------      ------------      ------------      ------------
Costs and expenses:
   Operating costs and expenses                              11,233,905        10,532,928        23,118,884        21,437,571
   Depreciation and amortization                              8,470,575         7,875,503        16,948,820        15,915,958
                                                           ------------      ------------      ------------      ------------
                                                             19,704,480        18,408,431        40,067,704        37,353,529
                                                           ------------      ------------      ------------      ------------
       Operating loss                                       (11,114,072)       (9,578,405)      (22,928,826)      (19,979,355)

Gain (loss) on sales and writedown of assets                    124,597           (64,603)         (218,784)          103,322
Interest expense:
   Non Cash                                                  (6,562,155)       (7,425,881)      (12,982,663)      (14,760,149)
   Cash                                                        (204,968)         (368,951)         (440,328)         (724,921)
Interest income and other                                     1,441,955         1,298,075         2,974,093         2,684,097
Minority interest                                                30,084            19,854            58,047            48,249
                                                           ------------      ------------      ------------      ------------
Loss before income tax                                      (16,284,559)      (16,119,911)      (33,538,461)      (32,628,757)
Income tax  expense (benefit)                                    (4,000)           16,500            23,000            27,000
                                                           ------------      ------------      ------------      ------------
Loss before extraordinary gain                              (16,280,559)      (16,136,411)      (33,561,461)      (32,655,757)
Extraordinary gain on early extinguishment of debt                   --           826,754                --           826,754
                                                           ------------      ------------      ------------      ------------
Net loss                                                    (16,280,559)      (15,309,657)      (33,561,461)      (31,829,003)
Preferred dividends                                          (1,527,781)       (1,676,971)       (2,992,974)       (3,265,336)
                                                           ------------      ------------      ------------      ------------
Loss applicable to common shares                           $(17,808,340)     $(16,986,628)     $(36,554,435)     $(35,094,339)
                                                           ============      ============      ============      ============

Loss per common share:
   Loss before extraordinary gain                          $      (1.36)     $      (1.35)     $      (2.79)     $      (2.73)
   Extraordinary gain                                                --               .06                --               .06
                                                           ------------      ------------      ------------      ------------
   Net loss                                                $      (1.36)     $      (1.29)     $      (2.79)     $      (2.67)
                                                           ============      ============      ============      ============

Weighted average number of common
   shares outstanding                                        13,094,174        13,145,250        13,081,453        13,149,427
                                                           ============      ============      ============      ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                   (Unaudited)

                                                       Common Stock                 Additional
                                                         Par Value                   Paid-In                           Accumulated
                                                Shares              Amount           Capital             Warrants        Deficit
                                                ------              ------           -------             --------        -------
Balance, December 31, 1995                    12,841,203      $     128,412      $ 172,415,949      $   4,331,244     $ (80,356,769)

Net loss                                              --                 --                 --                 --       (33,561,461)

Issuance of common stock in
   acquisition                                    27,614                276            445,000                 --                --
Stock options expired                                 --                 --           (906,250)                --                --
Dividends on Cumulative
   Preferred Stock                                    --                 --           (264,953)                --                --
Dividends on Convertible
   Preferred Stock                                    --                 --         (2,728,021)                --                --
                                              ----------      -------------      -------------      -------------     -------------

Balance, June 30, 1996                        12,868,817      $     128,688      $ 168,961,725      $   4,331,244     $(113,918,230)
                                              ==========      =============      =============      =============     =============
Balance, December 31, 1996                    12,924,817      $     128,248      $ 166,447,375      $   3,756,840     $(156,244,087)

Net loss                                              --                 --                 --                 --       (31,829,003)

Dividends on Cumulative
   Preferred Stock                                    --                 --           (261,085)                --                --
Dividends on Convertible
   Preferred  Stock                                   --                 --         (3,004,251)                --                --
Other                                             (1,000)               (10)           (18,615)                --                --
                                              ----------      -------------      -------------      -------------     -------------

Balance, June  30, 1997                       12,923,817      $     129,238      $ 163,163,424      $   3,756,840     $(188,073,090)
                                              ==========      =============      =============      =============     =============


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                                               June 30,
                                                                  ---------------------------------
                                                                        1996            1997
                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(33,561,461)   $(31,829,003)
Adjustments to reconcile net loss to net cash used in operations-
     Depreciation and amortization                                    16,948,820      15,915,958
     Minority interest in subsidiaries                                   (58,047)        (48,249)
     Extraordinary gain on early extinguishment of debt                     --          (826,754)
     Amortization of original issue discount                          12,632,993      14,410,517
     Amortization of imputed discount on debt                            349,670         349,632
     (Gain) loss on sales and writedown of assets                        218,784        (103,322)
     Provision for losses on subscriber receivables                      509,500         273,050
     Changes in assets and liabilities-
        (Increase) decrease in subscriber receivables                   (390,910)        461,560
        (Increase) decrease in notes and other receivables              (106,489)        259,688
        Decrease in prepaid expenses and other assets                  1,996,167         174,571
        Decrease in accounts payable                                  (1,764,167)       (285,076)
        Decrease in accrued expenses                                  (1,128,180)       (555,931)
        Decrease in subscriber advance payments and deposits            (120,791)       (514,398)
                                                                    ------------    ------------
            Net cash used in operating activities                     (4,474,111)     (2,317,757)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                    (56,023,222)    (45,011,696)
Proceeds principally from maturity of marketable securities           57,768,982      77,561,712
Proceeds from sales of assets                                            429,817         842,722
Acquisition of Sat-Tel Services, Inc.                                 (3,436,166)           --
Acquisition of Tilden and Anahuac frequencies                         (2,253,687)           --
Sale of interest in Preferred Entertainment of Champaign               1,962,610            --
Acquisition of BTA licenses                                                 --          (213,284)
Investment in wireless systems and equipment                          (9,199,150)     (5,961,731)
                                                                    ------------    ------------
          Net cash (used in) provided by investing activities        (10,750,816)     27,217,723
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable                                            (3,629,399)     (7,943,540)
Buyout of minority interest                                              (34,000)         (2,000)
                                                                    ------------    ------------
          Net cash used in financing activities                       (3,663,399)     (7,945,540)
                                                                    ------------    ------------
              Net increase (decrease) in cash                        (18,888,326)     16,954,426
Cash and cash equivalents, beginning of year                          23,243,558      41,305,795
                                                                    ------------    ------------
Cash and cash equivalents, end of period                            $  4,355,232    $ 58,260,221
                                                                    ============    ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid for interest, net of amount capitalized                $    317,594    $    580,404
   Cash received for interest                                       $  3,097,803    $  2,481,217

Supplemental disclosures of noncash investing and financing activities:
     During 1996 in connection with the acquisition of Sat-Tel Services, Inc., the Company issued a note payable in the amount of $1,250,000 and issued 27,614 shares of common stock.
     During 1997, the Company acquired frequency rights in exchange for a note payable in the amount of $1,707,000.

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 (1) The consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three and six months ended June 30, 1996 and 1997 and the consolidated statements of stockholders' equity and cash flows for the three and six months ended June 30, 1996 and 1997 have been prepared by People's Choice TV Corp. (the "Company" or "PCTV") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and 1997 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Certain prior period amounts have been reclassified to conform with current period presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 included in the Company's filing on Form 10-K. The results of operations for the three and six month periods ended June 30, 1996 and 1997 are not necessarily indicative of the operating results for the full year.

 (2)  Earnings per share:

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

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)


 (4) Extraordinary Gain on Early Extinguishment of Debt:

        In accordance with a purchase agreement dated May 31,1995 between Wireless Cable of Indianapolis, Inc. ("WCI"), a majority-owned subsidiary of the Company, and Broadcast Cable, Inc. ("BC"), WCI issued a promissory note to BC in the amount of $6,726,754, due the later of May 31, 1997 or upon completion of certain events relating to frequencies acquired. In May 1997, the Company repaid $5,900,000, resulting in a gain of $826,754.

 (5) Commitments and Contingencies:

        Except as discussed below, the Company is not a party to any litigation that could have a material adverse effect on its business, results of operations or financial condition.

        On February 27, 1996, Wireless Enterprises, Inc. and Indianapolis Wireless, L. P. filed a complaint against the Company in U.S. district court in Connecticut. The complaint alleges causes of action based on fraud, tortious interference with contract, negligence, breach of good faith, and unfair trade practices. The complaint alleges that the Company took certain actions with respect to the Detroit market that deprived plaintiffs of the opportunity to acquire certain wireless cable frequencies in that market. The complaint alleges that by taking such actions the Company breached certain obligations to the plaintiffs. The complaint seeks money damages and injunctive relief. The Company has retained counsel and the discovery process is proceeding. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses in this action and intends to defend vigorously against this action. The Company believes that the eventual outcome of this action will not have a material adverse effect on the consolidated financial statements of the Company.

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

 Revenues
 --------

     Revenues increased $.2 million or 2.8% from the three month period ended June 30, 1996 to 1997 and $.2 million or 1.4% from the six month period ended June 30, 1996 to 1997. This increase is principally attributable to an increase in average revenues per customer and third party installation revenues, offset by a lower customer count resulting from the Company's suspension of the growth of its analog customer base. Customer count decreased from 79,300 at June 30, 1996 to 75,200 at June 30, 1997, or 5.2%. Customer
 count was 76,600 at March 31, 1997.

 Operating Costs and Expenses
 ----------------------------

     Operating costs and expenses decreased $.7 million or 6.2% from the three month period ended June 30, 1996 to 1997 and $1.7 million or 7.3% from the six month period ended June 30, 1996 to 1997 primarily due to the Company suspending the growth of its analog customer base which caused a decrease in expenses, primarily salaries and related benefits due to personnel reductions, rent and occupancy costs, programming costs, and bad debt expense. Partially offsetting these decreases were increases in professional fees, due to costs associated with digital compression, internet testing and legal, and costs associated with third party installations.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  (Continued)

 Depreciation and Amortization
 -----------------------------

     Depreciation and amortization expense primarily includes depreciation and amortization of wireless systems and equipment and amortization of frequency rights. Depreciation and amortization expense decreased from the three and six month periods ended June 30, 1996 to 1997 principally due to a decrease in amounts capitalized due to the Company's suspending the growth of its analog customer base. Excess direct costs of obtaining customers over installation revenues are capitalized and amortized over a three year period, or the life of the customer if shorter. The Company expects that depreciation and amortization expense will increase when the company resumes a customer growth strategy.

 Operating Loss
 --------------

     Operating loss decreased to $9.6 million from $11.1 million and to $20.0 million from $22.9 million for the three and six months ended June 30, 1997, respectively, from the comparable period of the prior year principally due to decreases in operating costs and expenses and depreciation and amortization. Cash flows from operating activities improved to $(2.3) million from $(4.5) million primarily due to improvement in earnings before interest, taxes, depreciation and amortization of $1.9 million. Also, the net change in assets and liabilities was favorable in 1997 compared to 1996.

 Gain (Loss) on Sales and Writedown of Assets
 --------------------------------------------

     Gain (loss) on sales and writedown of assets for the 1997 period includes a $575,000 gain on sale of a non-strategic frequency, offset by a $472,000 writedown of notes receivable and other assets.

     Gain (loss) on sales and writedown of assets for the 1996 period includes a $518,000 writedown of a note receivable to net realizable value, partially offset by a $200,000 gain on sale of Champaign and a $180,000 gain on sale of wireless cable frequency rights in Tulsa, Oklahoma.

 Interest Expense
 ----------------

     Interest expense was $7.8 million and $15.5 million for the three and six months ended June 30, 1997 compared to $6.8 million and $13.4 million in the corresponding 1996 periods. The increase in interest expense from 1996 to 1997 was primarily a result of the accretion of the Senior Discount Notes. Non-cash interest expense totaled $7.4 million and $14.8 million for the three and six month periods ended June 30, 1997 compared to $6.6 million and $13.0 million in the corresponding 1996 periods.

 Interest Income and Other
 -------------------------

     Interest income and other was $1.3 million and $2.7 million for the three and six months ended June 30, 1997 compared to $1.4 million and $3.0 million in the corresponding 1996 periods. The decrease in the 1997 periods compared to 1996 is primarily due to a reduction in cash available for investment. The Company expects interest income to continue to decrease as the cash balance available for investment decreases.


 Minority Interest
 -----------------

     Amounts represent primarily the minority interest in the Company's Indianapolis system and Albuquerque joint venture.

 Extraordinary Gain on Early Extinguishment of Debt
 --------------------------------------------------

     This amount represents a net gain on early extinguishment of a $6.7 million note for which the Company repaid $5.9 million.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  (Continued)



 Net Loss
 --------

     For the three and six month periods ended June 30, 1997, the Company incurred net losses of approximately $15.3 million and $31.8 million, respectively, compared to $16.3 million and $33.6 million for the comparable 1996 periods. These net losses are principally attributable to the significant expenses incurred in connection with the development of the Company's business. The Company expects to continue to incur net losses while it develops and expands its wireless cable systems.


 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

      Cash, cash equivalents and marketable securities decreased to $89.1 million at June 30, 1997 from $104.7 million at December 31, 1996, a decrease of $15.6 million. This decrease is primarily attributable to cash used in operating activities, repayment of notes payable and investment in wireless systems and equipment, partially offset by proceeds from sales of assets.

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

      During 1997, the Company's strategy is to continue conservation of capital pending the implementation of digital video compression technology which is expected to take place in one of its markets during the second half of 1997. Pursuant to this strategy, the Company does not plan to add to its analog customer base. The Company anticipates that the development of its wireless cable systems with digital technology will involve capital expenditures higher than those involved in implementing analog technology because of the increased costs for the more complex converter boxes and other equipment which utilize the digital technology. The Company estimates that it will spend $20.7 million in 1997 on capital expenditures, including $1.2 million on the Company's proposed launch of a high speed internet access service. The Company has spent $6.2 million of this $20.7 million in the six months ended June 30, 1997. Also in 1997, the Company will make $9.6 million in expenditures for required debt payments of which $7.9 million has been spent in the six months ended June 30, 1997. To fund such 1997 capital expenditures and debt payments, the Company anticipates using the Company's available cash and marketable securities.

      The Company recently received the necessary digital authorizations from the Federal Communications Commission to allow it to provide a high speed internet access service in the Detroit market. The Company has received delivery of the necessary head-end equipment necessary to provide such service and plans to launch such a system in Detroit in 1997.

      The Company's ability to launch a high speed internet access system may be affected by a number of factors: first, the Company has never launched or operated such a system and the technology may not perform adequately when placed into service; second, the Company does not know whether there will be sufficient customer interest in this product at a sufficient price to create a successful business model; third, competition from ISDN, T-1, ADSL, other wireless frequencies and other new technologies and telecommunications services providers may prevent the Company from successfully launching a high speed internet access system; and fourth, because the Company has never launched or operated any internet access system, there may be other financial, marketing, technological, customer service, billing, operational or management issues that prevent the Company from successfully launching and operating such a service. There may be additional factors, that the Company is unaware of at this time, that may affect the Company's ability to launch a high speed internet access system in one of its markets in 1997 or at any time.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                  (Continued)


      The Company has entered into an agreement with NextLevel Systems, Inc. ("NSI") pursuant to which the Company would purchase from NSI up to 300,000 digital converter boxes. The Company is obligated to purchase 200,000 converter boxes over the three year life of the contract. The Company can cancel its minimum purchase obligation by paying a per box cancellation fee. The Company's anticipated 1997 payments for converter boxes under the terms described above have been included in the Company's estimates of capital expenditures for 1997. The Company believes that it will be able to recover its remaining investment in analog converter boxes through sales of such boxes to wireless cable system operators who intend to implement digital service at a later date than the Company.

      Consistent with its strategy of transitioning the business of the Company from analog technology to digital technology, the Company is proposing to sell certain service contracts and equipment by which the Company provides wireless cable television service to apartment complexes, condominiums and other multiple dwelling units in its Chicago, Houston, Phoenix and St. Louis markets. All of the service contracts that are for sale concern properties that are served through the use of analog technology. These service contracts cover approximately 160 properties containing 30,000 individual units located in Houston, St. Louis and Phoenix, and approximately 170 properties containing 30,000 individual units located in Chicago. The Company has entered into a letter of intent to sell the Houston, St. Louis and Phoenix contracts. The completion of such a sale is dependent on the execution of a definitive sale agreement, receipt of certain consents, and other closing conditions. The marketing process for the Chicago service contracts is now being conducted.
 The Company cannot determine at this time whether it will be ultimately successful in completing any sale of these service contracts for a price and on other terms acceptable to the Company.

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

      The Company currently has negative tangible net assets as calculated pursuant to Nasdaq National Market System ("NMS") listing criteria. Because of its negative tangible net assets, the Company is not currently in compliance with all applicable NMS listing criteria. The Company had requested that Nasdaq grant the Company a waiver with respect to the net tangible asset requirement so that the Company's Common Stock could remain listed on the NMS. Nasdaq has granted the Company a temporary exception from the tangible net asset requirement. The temporary exception, which was granted by a panel authorized by the Nasdaq Board of Governors after a hearing on June 26, 1997, is subject to certain conditions. In the event that the Company is unable to meet the conditions, the Company expects that its Common Stock will be delisted from the NMS. Removal of the Company's Common Stock from inclusion in the NMS or the ineligibility of the Company's Common Stock to be listed on the Nasdaq SmallCap Market may make it more difficult to sell the Common Stock or obtain timely and accurate quotations as to offers to purchase and sell the Common Stock. In addition, the absence of a listing for the Common Stock on the Nasdaq NMS or the Nasdaq SmallCap Market could result in a decline in the trading volume of the Common Stock and could depress the price of the Common Stock.

                          PART II    OTHER INFORMATION

 Item 6 -     Exhibits and Reports on Form 8-K

 (a)  Exhibits

      (11) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

      (27) Financial Data Schedule


 (b)  Reports on Form 8-K

           On May 29, 1997, the Company filed a Current Report on Form 8-K dated May 28, 1997 discussing matters relating to the listing of the Company's Common Stock on the Nasdaq National Market System.

 Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized



                                PEOPLE'S CHOICE TV CORP.
                                ------------------------
                                     (Registrant)



 Date:  August 8, 1997          By   /s/ Charles F. Schwartz
                                  -----------------------------
                                Name: Charles F. Schwartz
                                Senior Vice President and
                                Chief Financial Officer
                                and Principal Accounting Officer