Form 10-Q
period 1997-09-30
PEOPLES CHOICE TV CORP
filed 1997-11-14
CIK 903275

                       SECURITIES & EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended September 30, 1997
                                       ------------------

                        Commission File Number: 0-21920

                           People's Choice TV Corp.
                  --------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Delaware                                          06-1366643
-------------------------------                             ---------------
(State or other jurisdiction of incorporation               (I.R.S. employer
of organization)                                          identification No.)

     2 Corporate Drive, Shelton, CT                               06484
---------------------------------------                         ----------
(Address of principal executive offices)                        (Zip code)

The Company's telephone number, including area code:   (203) 925-7900
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

                           X
                          ---                        --
                          YES                        NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 12,923,817 shares as of November 11, 1997.

                            PEOPLE'S CHOICE TV CORP.
                            ------------------------

                                      INDEX
                                      -----

PART I FINANCIAL INFORMATION                                                  PAGE(S)
----------------------------                                                  -------
Item 1.      FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of December 31, 1996
                 and September 30, 1997                                          2


               Consolidated Statements of Operations for the Three and
                 Nine Month Periods Ended September 30, 1996 and 1997            3


               Consolidated Statements of Stockholders'
                 Equity for the Nine Month Periods Ended
                 September 30, 1996 and 1997                                     4


               Consolidated Statements of Cash Flows for the Nine Month
                 Periods Ended September 30, 1996 and 1997                       5


               Notes to Consolidated Financial Statements                      6-7


Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                     8-12


PART II OTHER INFORMATION
-------------------------


Items 1-5.   OTHER INFORMATION                                                  13


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                                   13



SIGNATURES                                                                      14
----------

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          December 31,          September 30,
                                                                              1996                   1997
                                                                          -------------         -------------
ASSETS
Cash and cash equivalents                                                  $ 41,305,795          $ 21,910,682
Marketable securities                                                        63,396,191            59,999,418
Subscriber receivables, net of allowance for doubtful accounts
   of $379,500 and $302,700                                                   2,935,364             2,291,094
Notes and other receivables                                                   1,146,928               606,922
Prepaid expenses and other assets                                             3,629,195             3,384,947
Investment in wireless systems and equipment, at cost, net of accumulated depreciation and amortization of $55,697,972
   and $77,161,000                                                          196,322,563           187,828,092
Organization and financing costs net of accumulated
   amortization of $2,705,560 and $3,962,234                                  5,731,263             4,599,589
Excess of purchase price over fair market value of assets acquired
   net of accumulated amortization of $905,010 and $1,442,598                11,680,391            11,142,803
                                                                           ------------          ------------
         Total assets                                                      $326,147,690          $291,763,547
                                                                           ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes and other payables                                                $234,430,828          $249,695,944
   Accounts payable                                                           1,928,429             3,519,024
   Accrued expenses                                                           5,152,177             4,319,923
   Subscriber advance payments and deposits                                   2,662,183             2,644,660
   Minority interest in consolidated subsidiaries                             1,086,562             1,031,268
                                                                           ------------          ------------
         Total liabilities                                                  245,260,179           261,210,819
Commitments and Contingencies
Convertible Pay-In-Kind Preferred Stock,
   liquidation preference $100 per share                                     60,169,770            64,740,558
PCTV Detroit cumulative preferred stock                                       6,628,365             7,022,156

Stockholders' Equity:
Preferred stock, $0.01 par value, 4,353,074 shares authorized,
   no shares issued and outstanding                                                --                    --
Common stock, $0.01 par value, 75,000,000 shares
   authorized, 12,924,817 and 12,923,817 shares issued and
   outstanding at December 31, 1996 and September 30, 1997,
   respectively                                                                 129,248               129,238
Additional paid-in capital                                                  166,447,375           161,464,181
Warrants                                                                      3,756,840             3,756,840
Accumulated deficit                                                        (156,244,087)         (206,560,245)
                                                                           ------------          ------------
         Total stockholders' equity/(deficit)                                14,089,376           (41,209,986)
                                                                           ------------          ------------
         Total liabilities and stockholders' equity                        $326,147,690          $291,763,547
                                                                           ============          ============



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Three Months Ended                       Nine Months Ended
                                                                   September 30,                           September 30,
                                                        ---------------------------------       ---------------------------------
                                                            1996                 1997               1996                 1997
                                                            ----                 ----               ----                 ----
Revenues                                                $  8,074,685         $  7,830,748       $ 25,213,563         $ 25,204,922
                                                        ------------         ------------       ------------         ------------
Costs and expenses:
   Operating costs and expenses                           10,386,899           10,303,583         33,505,783           31,741,154
   Non-cash settlement of lawsuit                            616,000                   --            616,000                   --
   Depreciation and amortization                           8,522,296            8,190,093         25,471,116           24,106,050
                                                        ------------         ------------       ------------         ------------
                                                          19,525,195           18,493,676         59,592,899           55,847,204
                                                        ------------         ------------       ------------         ------------
       Operating loss                                    (11,450,510)         (10,662,928)       (34,379,336)         (30,642,282)

Loss on sales and writedown of assets                       (948,870)          (1,316,676)        (1,167,654)          (1,213,354)
Interest expense:
   Non cash                                               (6,845,449)          (7,609,206)       (19,828,112)         (22,369,355)
   Cash                                                     (278,024)            (353,979)          (718,352)          (1,078,900)
Interest income and other                                  1,255,187            1,465,590          4,229,280            4,149,686
Minority interest                                             27,570                5,044             85,617               53,293
                                                        ------------         ------------       ------------         ------------
Loss before income tax                                   (18,240,096)         (18,472,155)       (51,778,557)         (51,100,912)
Income tax  expense                                           12,000               15,000             35,000               42,000
                                                        ------------         ------------       ------------         ------------
Loss before extraordinary gain                           (18,252,096)         (18,487,155)       (51,813,557)         (51,142,912)
Extraordinary gain on early extinguishment of debt                --                   --                 --              826,754
                                                        ------------         ------------       ------------         ------------
Net loss                                                 (18,252,096)         (18,487,155)       (51,813,557)         (50,316,158)
Preferred dividends                                       (1,547,432)          (1,699,243)        (4,540,406)          (4,964,579)
                                                        ------------         ------------       ------------         ------------
Loss applicable to common shares                        $(19,799,528)        $(20,186,398)      $(56,353,963)        $(55,280,737)
                                                        ============         ============       ============         ============
Loss per common share:
   Loss before extraordinary gain                       $      (1.51)        $      (1.54)      $      (4.31)        $      (4.27)
   Extraordinary gain                                             --                   --                 --                  .07
                                                        ------------         ------------       ------------         ------------
   Net loss                                             $      (1.51)        $      (1.54)      $      (4.31)        $      (4.20)
                                                        ============         ============       ============         ============


Weighted average number of common
   shares outstanding                                     13,096,204           13,147,929         13,086,411           13,149,163
                                                        ============         ============       ============         ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (Unaudited)


                                         Common Stock                Additional
                                          Par Value                    Paid-In                              Accumulated
                                   Shares            Amount            Capital             Warrants           Deficit
                                   ------            ------            -------             --------           -------
Balance, December 31, 1995       12,841,203      $     128,412       $172,415,949       $   4,331,244      $ (80,356,769)
Net loss                                 --                 --                 --                  --        (51,813,557)
Issuance of common stock in
   acquisition                       27,614                276            445,000                  --                 --
Stock options expired                    --                 --           (906,250)                 --                 --
Dividends on Cumulative
   Preferred Stock                       --                 --           (397,659)                 --                 --
Dividends on Convertible
   Preferred Stock                       --                 --         (4,142,747)                 --                 --
                              -------------      -------------       ------------       -------------      -------------

Balance, September 30, 1996      12,868,817      $     128,688       $167,414,293       $   4,331,244      $(132,170,326)
                              =============      =============       ============       =============      =============

Balance, December 31, 1996       12,924,817      $     128,248       $166,447,375       $   3,756,840      $(156,244,087)
Net loss                                 --                 --                 --                  --        (50,316,158)
Dividends on Cumulative
   Preferred Stock                       --                 --           (393,791)                 --                 --
Dividends on Convertible
   Preferred  Stock                      --                 --         (4,570,788)                 --                 --
Other                                (1,000)               (10)           (18,615)                 --                 --
                              -------------      -------------       ------------       -------------      -------------

Balance, September 30, 1997      12,923,817      $     129,238       $161,464,181       $   3,756,840      $(206,560,245)
                              =============      =============       ============       =============      =============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                  -----------------------------------
                                                                                       1996                   1997
                                                                                       ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $ (51,813,557)        $ (50,316,158)
Adjustments to reconcile net loss to net cash used in operations-
     Depreciation and amortization                                                   25,471,116            24,106,050
     Minority interest in subsidiaries                                                  (85,617)              (53,293)
     Extraordinary gain on early extinguishment of debt                                      --              (826,754)
     Stock to be issued in settlement of lawsuit                                        616,000                    --
     Amortization of original issue discount                                         19,303,607            22,019,723
     Amortization of imputed discount on debt                                           524,505               349,632
     Loss on sales and writedown of assets                                            1,167,654             1,213,354
     Provision for losses on subscriber receivables                                     773,500               436,343
     Changes in assets and liabilities-
        (Increase) decrease in subscriber receivables                                  (934,607)              207,927
        (Increase) decrease in notes and other receivables                              (23,253)              255,339
        (Increase) decrease in prepaid expenses and other assets                      1,791,518               (32,107)
        Increase in organization and financing costs                                         --              (125,000)
        Increase (decrease) in accounts payable                                      (1,679,252)            1,590,596
        Decrease in accrued expenses                                                   (864,775)             (638,754)
        Decrease in subscriber advance payments and deposits                            (79,193)              (17,523)
                                                                                  -------------         -------------
            Net cash used in operating activities                                    (5,832,354)           (1,830,625)
                                                                                  -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                                  (100,888,107)          (89,421,502)
Proceeds principally from maturity of marketable securities                         115,212,807            92,818,265
Proceeds from sales of assets                                                           606,663               806,857
Acquisition of Sat-Tel Services, Inc.                                                (3,440,400)                   --
Acquisition of Tilden and Anahuac frequencies                                        (2,253,687)                   --
Sale of interest in Preferred Entertainment of Champaign                              1,931,262                    --
Acquisition of BTA licenses                                                          (1,620,083)             (213,284)
Investment in wireless systems and equipment                                        (10,811,179)          (12,907,137)
                                                                                  -------------         -------------
          Net cash used in investing activities                                      (1,262,724)           (8,916,801)
                                                                                  -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable                                                           (4,060,715)           (8,645,687)
Buyout of minority interest                                                            (184,000)               (2,000)
                                                                                  -------------         -------------
          Net cash used in financing activities                                      (4,244,715)           (8,647,687)
                                                                                  -------------         -------------
              Net decrease in cash                                                  (11,339,793)          (19,395,113)
Cash and cash equivalents, beginning of year                                         23,243,558            41,305,795
                                                                                  -------------         -------------
Cash and cash equivalents, end of period                                          $  11,903,765         $  21,910,682
                                                                                  =============         =============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid for interest, net of amount capitalized                              $     494,457         $     970,970
   Cash received for interest                                                     $   4,700,316         $   3,595,987

   Supplemental disclosures of noncash investing and financing activities:
    During 1996 in connection with the acquisition of Sat-Tel Services, Inc., the Company issued a note payable in the amount of $1,250,000 and issued 27,614 shares of common stock.
    During 1996 and 1997, the Company acquired frequency rights in exchange for a note payable in the amount of $6,480,000 and $1,891,000, respectively.

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) The consolidated balance sheet as of September 30, 1997, the consolidated statements of operations for the three and nine months ended September 30, 1996 and 1997 and the consolidated statements of stockholders' equity and cash flows for the three and nine months ended September 30, 1996 and 1997 have been prepared by People's Choice TV Corp. (the "Company" or "PCTV") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and 1997 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Certain prior period amounts have been reclassified to conform with current period presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 included in the Company's filing on Form 10-K. The results of operations for the three and nine month periods ended September 30, 1996 and 1997 are not necessarily indicative of the operating results for the full year.

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

(3)  Acquisitions and Dispositions:

      On September 3, 1997, the Company closed on a previously announced asset exchange transaction with CS Wireless Systems, Inc. ("CS") by which the Company agreed to exchange certain wireless frequencies and equipment in Kansas City for certain of CS's wireless frequencies and equipment in Salt Lake City. The agreement covers 21 wireless frequencies in Kansas City, 28 wireless frequencies in Salt Lake City , and the Basic Trading Area ("BTA") licenses for both markets.

      In January 1996, the Company acquired rights to non-strategic wireless frequencies and certain other assets, including leases for 20 channels in Tilden, Illinois. In August 1997, the Company returned the rights to these frequencies to the FCC, resulting in a loss of approximately $850,000.

      In January 1996, Preferred Entertainment of Champaign, of which Specchio Development Investment Corp. had a two thirds partnership interest, was sold for approximately $2,200,000. The Company's share of the proceeds, after payment of all outstanding liabilities, was approximately $2,000,000, resulting in a gain on sale of approximately $200,000.

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

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(4) Extraordinary Gain on Early Extinguishment of Debt:

      In accordance with a purchase agreement dated May 31,1995 between Wireless Cable of Indianapolis, Inc. ("WCI"), a majority-owned subsidiary of the Company, and Broadcast Cable, Inc. ("BC"), WCI issued a promissory note to BC in the amount of $6,726,754, due the later of May 31, 1997 or upon completion of certain events relating to frequencies acquired. In May 1997, the Company repaid $5,900,000 in settlement of the note, resulting in a gain of $826,754.

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

(6) Subsequent Event:

      On November 11, 1997, the Company signed a definitive asset sale agreement to sell certain service contracts and equipment, covering approximately 9,800 individual units located in the St. Louis market, to ResNet Communications, LLC., representing approximately 4,300 analog video customers. The proceeds from this sale will be approximately $3,800,000 less commissions. The sale is expected to close in December 1997 subject to certain conditions.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's ability to obtain additional debt, equity, or other financing, the Company's ability to successfully launch a digital wireless cable television system and/or develop a high speed internet access business, and the Company's ability to generate cash from system operations or sale of assets are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital on terms satisfactory to the Company to allow the Company to continue to develop its business; competitive factors, such as the introduction of new technologies and competitors into the subscription television business or internet access business; pricing pressures which could affect demand for the Company's service; changes in labor, equipment and capital costs; future acquisitions or strategic joint ventures; general business and economic conditions; and the other risk factors described in other parts of this report and in the Company's other reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

           The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS:

Strategic Direction
-------------------

         During 1997, the Company's strategy has been to continue conservation of capital pending (i) the launch of the Company's high speed internet access product marketed under the name SpeedChoice(TM) (described below under "Liquidity and Capital Resources") and (ii) the implementation of digital video compression technology. The Company first began offering the SpeedChoice(TM) high speed internet service in the Detroit market in late October 1997 and cannot at this time assess the market's interest in this product. With respect to the Company's proposed digital video system, the Company's main vendor, NextLevel Systems, Inc. ("NSI"), is currently working to resolve certain system integration problems with respect to the digital head-end and converter boxes. Based on its own analysis and advice from its equipment vendors, the Company believes that these system integration issues will be resolved. The Company now expects the launch of a compressed digital video product to occur in 1998. When the Company offers this product in a market, it anticipates that it will offer the product in conjunction with the offering of the SpeedChoice(TM) service. The Company believes that the implementation of digital video compression technology will expand its video product offering, and, in conjunction with the offering of the SpeedChoice(TM) service, will enhance the Company's ability to attract and retain customers. Both the SpeedChoice(TM) service and digitally compressed video are new products for the Company and there can be no assurance that the Company will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for video programming and internet access services.

Revenues
--------

        Revenues decreased $.2 million or 3.0% from the three month period ended September 30, 1996 to 1997 and $8,600, or less than 1%, from the nine month period ended September 30, 1996 to 1997. The decrease in the three and nine month periods is principally attributable to a lower customer count and lower installation revenue resulting from the Company's suspension of the growth of its analog customer base, partially offset by an increase in average revenue per customer for both periods and by higher third party installation revenues for the nine months. Customer count decreased from 77,500 at September 30, 1996 to 72,800 at September 30, 1997, or 6.1%. Customer count was 75,200 at June 30, 1997.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                   (Continued)


Operating Costs and Expenses
----------------------------

        Operating costs and expenses decreased $83,300 or less than 1% from the three month period ended September 30, 1996 to 1997 and $1.8 million or 5.3% from the nine month period ended September 30, 1996 to 1997 primarily due to the Company suspending the growth of its analog customer base. The decrease for the three month period is primarily due to a decrease in programming costs, rent and occupancy costs and bad debt expense, substantially offset by increases in channel lease fees, recruiting costs and costs associated with third party installations. The decrease for the nine month period is primarily due to a decrease in salaries and related benefits due to personnel reductions, rent and occupancy costs, programming costs and bad debt expense, partially offset by increases in legal fees, costs associated with third party installations and channel lease fees.

Non-cash Settlement of Lawsuit
------------------------------

        Amount represents the value of 56,000 shares of restricted Company common stock issued as part of the settlement of a lawsuit.

Depreciation and Amortization
-----------------------------

        Depreciation and amortization expense primarily includes depreciation and amortization of wireless systems and equipment and amortization of frequency rights. Depreciation and amortization expense decreased from the three and nine month periods ended September 30, 1996 to 1997 principally due to a decrease in amounts capitalized due to the Company's suspending the growth of its analog customer base. Excess direct costs of obtaining customers over installation revenues are capitalized and amortized over a three year period, or the life of the customer if shorter.

Operating Loss
--------------

        Operating loss decreased to $10.7 million from $11.5 million and to $30.6 million from $34.4 million for the three and nine months ended September 30, 1997, respectively, from the comparable period of the prior year principally due to decreases in operating costs and expenses and depreciation and amortization. The 1996 periods also included the non-cash settlement of the lawsuit. Cash flows from operating activities improved to $(1.8) million from $(5.8) million primarily due to improvement in earnings before interest, taxes, depreciation and amortization of $1.8 million, excluding the non-cash settlement of the lawsuit, and due to a favorable net change in assets and liabilities of $3.0 million.

Loss on Sales and Writedown of Assets
-------------------------------------

        Loss on sales and writedown of assets for the 1997 period includes a $.9 million writeoff of non-strategic frequency rights, and a $.6 million writedown of notes receivable and other assets to net realizable value, partially offset by a $.4 million gain on sale of a non-strategic frequency.

        Loss on sales and writedown of assets for the 1996 period includes a $1.4 million writedown of a note receivable and other assets to net realizable value, partially offset by a $.2 million gain on sale of Champaign and a $.2 million gain on sale of non-strategic wireless cable frequency rights in Tulsa, Oklahoma.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                   (Continued)


Interest Expense
----------------

        Interest expense was $8.0 million and $23.4 million for the three and nine months ended September 30, 1997 compared to $7.1 million and $20.5 million in the corresponding 1996 periods. The increase in interest expense from 1996 to 1997 was primarily a result of the accretion of the Senior Discount Notes. Non-cash interest expense totaled $7.6 million and $22.4 million for the three and nine month periods ended September 30, 1997 compared to $6.8 million and $19.8 million in the corresponding 1996 periods.

Interest Income and Other
-------------------------

        Interest income and other was $1.5 million and $4.1 million for the three and nine months ended September 30, 1997 compared to $1.3 million and $4.2 million in the corresponding 1996 periods. Interest income decreased $.4 million and $.9 million from the three and nine months ended September 30, 1996 to 1997 primarily due to a reduction in cash available for investment. The Company expects interest income to continue to decrease as the cash balance available for investment decreases.

Extraordinary Gain on Early Extinguishment of Debt
--------------------------------------------------

        This amount represents a net gain on early extinguishment of a $6.7 million note for which the Company repaid
$5.9 million.

Net Loss
--------

        For the three and nine month periods ended September 30, 1997, the Company incurred net losses of approximately $18.5 million and $50.3 million, respectively, compared to $18.3 million and $51.8 million for the comparable 1996 periods. These net losses are principally attributable to the significant expenses incurred in connection with the development of the Company's business. The Company expects to continue to incur net losses while it develops and expands its wireless communications systems.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash, cash equivalents and marketable securities decreased to $81.9 million at September 30, 1997 from $104.7 million at December 31, 1996, a decrease of $22.8 million. This decrease is primarily attributable to cash used in operating activities, investment in wireless systems and equipment, and repayment of notes payable, partially offset by proceeds from sales of assets.

         The wireless communications business is a capital intensive business. The Company's operations require substantial capital investment for (i) the acquisition or leasing of wireless frequency rights in certain markets, (ii) the construction of headend/transmission facilities as well as customer service, maintenance and installation facilities in several cities, (iii) the installation of customers, and (iv) the funding of initial start-up losses.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                   (Continued)


         In late October 1997, the Company launched a high speed internet access service in the Detroit market. The service is being marketed under the name SpeedChoice(TM). At this time, the SpeedChoice(TM) service does not have a material number of customers. The Company's ability to further develop the SpeedChoice(TM) service may be affected by a number of factors: first, the Company has never operated such a service and the technology may not perform adequately when material levels of customers are receiving the service; second, the Company does not know whether there will be sufficient customer interest in this product at a sufficient price to create a successful business model; third, competition from cable modem, T-1, ADSL, other wireless frequencies and other new technologies and telecommunications services providers may prevent the Company from successfully developing further the SpeedChoice(TM) service; and fourth, because the Company has never previously operated any internet access system, there may be other financial, marketing, technological, customer service, billing, operational or management issues that prevent the Company from successfully developing further the SpeedChoice(TM) service.

         During 1997, the Company's strategy has been to continue conservation of capital pending (i) the launch of the Company's high speed internet access product (described above) and (ii) the implementation of digital video compression technology. The Company's main vendor, NSI, is currently working to resolve certain system integration problems with respect to the digital head-end and converter boxes for its proposed digital video system. Based on its own analysis and advice from its equipment vendors, the Company believes that these system integration issues will be resolved. The Company now expects the launch of a compressed digital video product to occur in 1998. When the Company offers this product, it anticipates that it will offer the product in conjunction with the offering of the SpeedChoice(TM) product in the same market. As disclosed previously, based on its expected transition to a compressed digital video product, the Company does not plan to add to its analog customer base.

         The Company anticipates that the development of its wireless communications systems with digital compression technology will involve capital expenditures higher than those involved in implementing analog technology because of the increased costs for the more complex converter boxes and other equipment which utilize the digital technology. The Company estimates that it will spend $17.0 million in 1997 on capital expenditures, including $1.2 million on the Company's launch of the SpeedChoice(TM) service. The Company has spent $13.1 million of this $17.0 million in the nine months ended September 30, 1997. Also in 1997, the Company will make $9.6 million in expenditures for required debt payments of which $8.6 million has been spent in the nine months ended September 30, 1997. To fund such 1997 capital expenditures and debt payments, the Company anticipates using the Company's available cash and marketable securities.

         The Company has entered into an agreement with NSI pursuant to which the Company would purchase from NSI up to 300,000 digital converter boxes. The Company is obligated to purchase 200,000 converter boxes over the three year life of the contract. The Company can cancel its minimum purchase obligation by paying a per box cancellation fee. The Company's anticipated 1997 payments for converter boxes under the terms described above have been included in the Company's estimates of capital expenditures for 1997. As described above, the Company is working with NSI to resolve certain system integration problems with respect to the digital converter boxes and the digital head-end facility. Based on the Company's review of these issues and advice from NSI, the Company believes that these system integration issues will be resolved. If the system integration issues were not resolved, the Company may seek to terminate its purchase contract with NSI and seek other remedies, but the success of such actions cannot be determined at this time. The Company believes that it will be able to recover its remaining investment in analog converter boxes through sales of such boxes to wireless cable system operators who intend to implement digital service at a later date than the Company.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                                   (Continued)


        Consistent with its strategy of transitioning the business of the Company from analog technology to digital technology, the Company is proposing to sell certain service contracts and equipment by which the Company provides wireless cable television service to apartment complexes, condominiums and other multiple dwelling units in its Chicago, Houston, Phoenix and St. Louis markets. All of the service contracts that are for sale concern properties that are served through the use of analog technology. These service contracts cover approximately 270 properties containing approximately 59,000 individual units located in Houston, St. Louis, Phoenix and Chicago, which represents approximately 21,500 analog video customers. On November 11, 1997, the Company signed a definitive asset sale agreement to sell approximately 9,800 individual units located in St. Louis to ResNet Communications, LLC., representing approximately 4,300 analog video customers. The proceeds from this sale will be approximately $3.8 million less commissions. The sale is expected to close in December 1997 subject to certain conditions. The Company has received offers for the service contracts in the remaining markets, but has not accepted any offer at this time. The Company cannot determine at this time whether it will be ultimately successful in completing any sale of these remaining service contracts for a price and on other terms acceptable to the Company.

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

         The Company has experienced negative cash flow from operations in each year since its formation and, the Company expects to continue to experience negative consolidated cash flow from operations due to operating costs associated with its system development, expansion and acquisition activities. Until sufficient cash flow is generated from operations, the Company will have to utilize its current capital resources and external sources of funding to satisfy its capital needs. The development of wireless communications systems in the Company's major markets referred to above in subsequent years, the development of the Company's other markets, acquisitions of additional channel rights and wireless communications systems and the Company's general corporate activities will require the Company to secure significant additional financing in the future and there can be no assurance that such financing will be available when required.

         Prior to October 2, 1997, the common stock of the Company was listed on the Nasdaq National Market (NNM). Prior to that date, the Company's listing on the NNM had been under review by Nasdaq as a result of the Company's inability to meet a net tangible asset listing requirement. The Company had requested and received from Nasdaq a temporary exception while it sought to satisfy that listing criteria. After working towards satisfying that requirement, the Company determined that it could not satisfy that listing requirement within the time frame requested by Nasdaq. Based on the new maintenance listing criteria that will become effective on February 23, 1998, the Company requested that Nasdaq move the listing of the Company's common stock from the NNM to the Nasdaq SmallCap Market. Nasdaq agreed to list the Company's common stock on the Nasdaq SmallCap Market as of October 2, 1997, and the listing on that market commenced as of that date. Continued listing on the Nasdaq SmallCap Market will be subject to the Company's continued satisfaction of the maintenance listing criteria for such market.

                            PART II OTHER INFORMATION

Item 6 -          Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11) Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

     (27)         Financial Data Schedule


(b)  Reports on Form 8-K

                  On July 15, 1997, the Company filed a Current Report on Form 8-K dated July 15, 1997 discussing matters relating to the listing of the Company's Common Stock on the Nasdaq National Market System.

Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized




                                          PEOPLE'S CHOICE TV CORP.
                                          ------------------------
                                                (Registrant)



Date:  November 11, 1997                  By /s/ Charles F. Schwartz
                                            --------------------------
                                            Name: Charles F. Schwartz
                                            Senior Vice President and
                                            Chief Financial Officer
                                            and Principal Accounting Officer