Form 10-K405
period 1997-12-31
PEOPLES CHOICE TV CORP
filed 1998-03-30
CIK 903275

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                For the transition period from ______ to ______


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
         Yes    X     No      .
              ----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   X .
           ---

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $ 12,120,842 as of March 25, 1998 based upon the last sales price per share of the Registrant's Common Stock, as reported on the Nasdaq SmallCap Market on such date. As of March 25, 1998, 12,923,817 shares of Common Stock of the Registrant were outstanding.

                                    PART I
ITEM 1.  BUSINESS

Company Overview

     People's Choice TV Corp. (the "Company" or "PCTV", which terms, as used herein, include its consolidated subsidiaries unless the context indicates otherwise) was incorporated in Delaware on April 22, 1993. The Company and its predecessors have been engaged in the wireless cable television business since 1988. In the fourth quarter of 1997, the Company began to offer a high speed internet access service in its Detroit market under the name SpeedChoice(TM). The Company's executive offices are located at Two Corporate Dr., Suite 249, Shelton, CT 06484. Its telephone number at that address is (203) 925-7900.

     The Company is a developer, owner and operator of video transmission and data communications systems. The Company's strategy is to own, develop and operate video transmission systems and data communications systems in large markets. The Company's operating and targeted markets are concentrated in the midwestern and the southwestern regions of the United States. Currently, the Company provides video transmission service in Chicago, Detroit, Houston, Phoenix, St. Louis and Tucson. The Company also provides high speed internet access service in Detroit and Phoenix. The Company also controls wireless frequency rights in Indianapolis, Milwaukee, St. Louis and Salt Lake City. The Company controls between 19 and 32 wireless frequencies in its nine primary markets, which collectively represent approximately 7.8 million households which the Company believes can be serviced by line-of-sight transmission.

Business Strategy

     During 1997 and the first quarter of 1998, the Company's strategy has been to continue conservation of capital pending (i) the launch of the Company's high speed internet access service marketed under the name SpeedChoice(TM) (described below) and (ii) the implementation of digital video compression technology. The Company first began offering the SpeedChoice high speed internet service in the Detroit market in the last quarter of 1997 and in the Phoenix market in March 1998. The Company expects to launch a digitally compressed video service in one of its markets in the second half of 1998.

     Video Transmission
     ------------------

     The Company currently provides analog wireless cable television service in Chicago, Detroit, Houston, Phoenix, St. Louis, and Tucson. The Company offers its customers high quality program packages which it believes are lower priced than equivalent packages offered by its traditional hardwire cable competitors. The Company believes that its customers enjoy a higher level of signal reliability and equivalent or superior picture quality compared to traditional hardwire cable customers. The Company transmits programming through the air in a direct line-of-sight from a headend/transmission facility to each customer's receiving antenna by utilizing up to 200 megahertz ("MHz") of radio spectrum allocated by the Federal Communications Commission ("FCC"). Wireless cable requires a clear line-of-sight because the microwave frequencies used will not pass through dense foliage, hills, buildings, or other obstructions.

     In most of its video transmission systems, the Company currently transmits programming services utilizing analog technology. Analog technology permits a standard 6 MHz wireless frequency to carry one full-motion audio/video programming service, like ESPN or HBO, at a time. In the second half of 1998, the Company plans to offer a digitally compressed video service in its one of its systems. One of the benefits of digital compression technology is that the capacity of each wireless frequency after compression may be increased by four to ten times. Digital compression technology is expected to enable wireless cable systems to offer more than 100 channels of video programming services, compared to only 33 programming services over the analog wireless cable channels available today. Because of the superior capacity and quality of digital compression technology, the Company has determined not to seek to add additional customers to its analog wireless cable television systems. The implementation of digital compression technology will permit the Company to offer many additional video programming services and the Company believes that such increased video services will enhance its ability to attract and retain customers. Despite the implementation of digital technology, there can be no assurance that the Company will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for subscription television services.

     The Company's ability to commence and successfully market digital video transmission service in the second half of 1998 may be affected by a number of factors. First, the Company has not resolved all of the technical issues relating to the desired performance of its digital transmission system. Second, the Company has not finalized the rights to the required software for an on-screen navigation system for its digital transmission system. Third, in any market in which the Company desires to provide digital video service, the Company will need to obtain certain FCC approvals to implement digital transmission on certain of the frequencies in such markets and the Company will need to secure the consent of certain adjacent market licensees for these approvals to be granted. Fourth, although the Company has sufficient capital resources to launch one of its markets with digital video compression technology, the purchase of digital receiving equipment for customers will involve substantial capital expenditures by the Company and therefore the Company will need additional financings to fully develop additional markets with digital compression technology, and it is uncertain if and on what terms such financings will be available. Fifth, there can be no assurance that the implementation and optimization of digital compression technology in the Company's markets will not take longer than anticipated. Sixth, because of the wide availability of digital video programming from national direct broadcast satellite companies such as DirectTV, there may be insufficient market acceptance of the Company's digital video product. There may be additional factors, that the Company is unaware of at this time, that may affect the Company's ability to implement and successfully market digital video transmission in one of its markets in the second half of 1998.

     High Speed Internet Access
     --------------------------

     In the last quarter of 1997, the Company began offering a high speed internet access service under the name SpeedChoice(TM) in the Detroit market. In March of 1998, the Company began offering the SpeedChoice service in the Phoenix market. The SpeedChoice service allows a service customer to access the internet and World Wide Web to receive data, full motion video, and audio at speeds of up to 10 megabits per second. SpeedChoice customers download requests are sent to the Company's Point-of-Presence ("POP") by a regular telephone line connection. The download request is then processed by the SpeedChoice system's servers and high-speed network. The download request is then transmitted to the SpeedChoice customer over the Company's wireless frequencies to the customer's receiving dish and then to a SpeedChoice modem at the customers desktop computer or local area network. As of this date, the Company does not have a material number of customers that subscribe to the SpeedChoice service in either its Detroit or Phoenix markets. The Company cannot predict at this time whether acceptable market interest in the SpeedChoice service will emerge.

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

     The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hardwire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property; hence, there is no need to make use of utility poles or dedicated easements or other public rights of way. Although wireless cable operators typically have to lease the right to use wireless cable channels from the holders of channel licenses, unlike hardwire cable operators they do not have to pay local franchise fees. Legislation has been introduced in some states to authorize state and local authorities to impose a tax on all video program distributors (including wireless cable distributors) on the distributor's gross receipts comparable to the franchise fees cable operators pay. While the proposals vary among states, the bills all would require, if passed, as much as 5% percent of gross receipts to be paid by wireless distributors to local authorities. The City of Chicago has adopted an ordinance which imposes a 7% amusement tax on the gross receipts of providers of subscription video services. Pursuant to federal legislation, providers of video programming services utilizing direct to home satellite systems are exempt from such tax, but such exemption is not currently available to the Company.

     In each geographic service area of the 50 largest markets, 33 analog channels are available for wireless cable (in addition to any local off-air VHF/UHF broadcasts that are not retransmitted over the microwave channels). In each geographic service area of all other markets, 32 analog channels are available for wireless cable (in addition to any local off-air VHF/UHF broadcasts that are not retransmitted over the microwave channels). Except in limited circumstances, 20 of these analog channels in each of these geographic service areas can generally only be licensed to qualified non-profit education organizations ("ITFS Channels"), and, in general, each of these channels must be used a minimum of 20 hours per week for instructional programming. The remaining "excess air time" on an ITFS Channel may be leased to wireless cable operators for commercial use, without restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming). Programs such as C-SPAN and The Discovery Channel can qualify as educational programming and thereby facilitate greater usage of an ITFS Channel by the Company. In addition, lessees of ITFS "excess air time", including the Company, generally have the right to transmit to their customers at no incremental cost, the educational programming provided by the lessor. The remaining 13 analog channels, commonly referred to as Multichannel Multipoint Distribution Service and Multipoint Distribution Service (collectively "MDS") or commercial channels, available in most of the Company's markets are made available by the FCC for full time usage without programming restrictions.

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

     Digital transmission is specifically limited to use of two types of digital modulation, although higher modulation densities may be utilized upon submission of specific measurement data. Digital compression techniques enable wireless cable operators and MDS or ITFS licensees to increase their channel capacity and service offerings using existing licenses. All modification applications requesting the use of digital transmissions by either MDS or ITFS applicants are considered minor changes. Therefore, it is not necessary to wait until the Commission opens a "filing window" to submit such ITFS applications. Any objections to an MDS or ITFS digital application may be submitted informally to the Commission at any time prior to the grant of such application.

     The Company has filed numerous applications for authority to convert to digital transmission at its option, some of which have already been granted in the markets of Chicago, Detroit, St. Louis, Tucson and Phoenix.

     On October 7, 1997, the FCC adopted a Notice of Proposed Rule Making seeking comments on its proposal to amend the Commission's rules to enhance the ability of MDS and ITFS licensees to provide two-way communication services, which would include data communications and telephony services. The rule making proposal was issued in response to a petition filed by a group of over 100 petitioners including the Company. The Commission proposed to substantially amend its rules to facilitate this two-way transmission service and solicited comments on the technical, procedural and economic effects of implementing the proposal. The pleading cycle has been completed and the vast majority of those parties filing comments supported rule changes allowing two-way transmission services. However, there was significant disagreement among the commenting parties concerning the specifics of the rules especially as related to potential harmful interference to ITFS receive sites. Another area of significant disagreement involved application processing rules for this new service.

          Licensing Procedures. In 1996 the FCC awarded the rights to all remaining commercial wireless frequencies through an auction of Basic Trading Areas ("BTAs"). The auction was completed on March 28, 1996. Successful bidders received the exclusive right to apply for any and all available MDS frequencies in the entire BTA. Applications for new MDS frequencies may now be filed at any time but only by BTA authorization holders. However, all previously existing MDS licensees or applicants ("incumbents") are protected since the BTA authorization allows the submission of applications for MDS frequencies within the BTA only upon demonstrating interference protection to the 35 mile radius protected service areas of incumbent MDS and ITFS frequencies applied for or licensed as of September 15, 1995, along with any modified license or application for modification of such a license filed prior to the BTA application filing. A BTA license holder must show coverage of at least two-thirds of the population of the area within its control within five years of receiving the BTA authorization. This five year deadline is termed the "build-out" period, and if the BTA holder is not serving any part of the BTA at the end of the 5 years, it will forfeit the BTA authorization and will not be eligible to regain it. Likewise, if there are unserved areas in the BTA, the Commission will partition the area and hold an auction for that partitioned area. Again, the original holder of the BTA will not be eligible to bid on the partitioned area.

     ITFS licenses have been exempt from the auction process and applications for ITFS licenses or major ITFS license modifications have been awarded according to the FCC's "filing window" system and comparative criteria.
However, as part of the Balanced Budget Act of 1997, Congress amended the Communications Act to require the FCC to use competitive bidding procedures to resolve most initial licensing proceedings involving mutually exclusive applications. That Act specifically exempts non-commercial educational and public broadcast stations from the competitive bidding requirement, but omitted a previous exemption for the instructional television fixed service. As a result, the FCC is currently considering whether it must, and if not, whether it should, apply competitive bidding to mutually exclusive ITFS applications. There can be no assurance that the FCC will continue to license ITFS stations in accordance with its past processes and criteria.

     Conditional licenses awarded to an incumbent generally require construction of the transmission facility to be completed within one year of the date of grant of the conditional license whereupon a full term license will be issued. However, conditional licenses awarded to BTA authorization holders require construction of the transmission facility within the five (5) year build-out period. All incumbent commercial licenses expire on May 1, 2001 and must then be renewed and may be revoked for cause in a manner similar to other FCC licenses. The holder of an FCC license may renew such license at its expiration date provided that the license holder has complied with the terms of the license and files appropriate renewal applications in a timely manner. ITFS licenses are issued for terms of 10 years. FCC rules prohibit the sale for profit of a conditional commercial license or of a controlling interest in the conditional license holder prior to construction of the transmission facility or, in certain instances, prior to the completion of one year of operation. The FCC, however, does permit the leasing of 100% of a commercial license holder's spectrum capacity to a third party and the granting of options to purchase a controlling interest in a license once the required license holding period has lapsed.

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

     Wireless cable transmissions are governed by FCC regulations dealing with interference and reception quality. These regulations specify important signal characteristics such as modulation and encoding formats. The FCC also regulates transmitter locations and signal strength. The operation of a wireless cable television system requires the collocation of a commercially viable number of transmitters and operations with common power levels.

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

     Under current FCC regulations, a wireless cable operator generally may transmit anywhere within the line of sight of its transmission facility, provided that its signal does not violate interference standards in the FCC protected service area of another wireless license holder. Existing wireless license holders generally are protected from interference within 35 miles of the transmission site; however, if that site is moved, the protection remains only within the original 35 mile zone. Furthermore, protection to the service area of licenses obtained through the auction is based upon an entirely different engineering concept which utilizes a power flux density restriction which in some instances could mean less protection afforded to new BTA holder stations than to incumbent stations.

     Emergency Alert. The Commission has determined that wireless cable systems must participate in the Emergency Alert System ("EAS") on the same basis as cable systems and to obtain EAS equipment by October 1, 2002. For systems with 5,000 or more customers, emergency alerts and warnings must be presented to subscribers both visually and aurally on all programmed channels (channels carrying video programming). For small systems (fewer than 5,000 customers), alerts and warnings must be presented to customers aurally on all programmed channels and visually on at least one programmed channel with video interrupt on all channels that do not carry the EAS message.

     LMDS Auction. On February 18, 1998, the FCC commenced an auction in the Local Multipoint Distribution Service ("LMDS"). LMDS operates at a higher frequency than MDS and has a shorter transmission range, requiring the use of multiple cells in order to serve an entire market. Within each of the 493 BTAs being auctioned there are two frequency blocks, an "A block" and a substantially smaller "B Block" of spectrum. The Company participated in the auction as a designated entity which entitles it to a small business discount on any winning bids. The auction concluded in March, 1998. The Company was the successful bidder for the Phoenix, Arizona "B block" license and the Prescott, Arizona "A block" license. To participate in the auction, the Company deposited $20.3 million with the FCC. The total payment required to the FCC for the two licenses is $3,221,400 which amount includes the Company's small business discount. The Company will be required to pay 20% of that amount to the FCC within five days of a public notice issued at the close of the auction announcing it is an auction winner. The Company will then be required to submit a long-form application which, when granted, will require that the Company pay the remainder of the $3,221,400. The required payments will be deducted from the deposit that the Company previously made with the FCC. The remainder of the auction deposit will then be returned to the Company.

     The 1992 Cable Act.  On October 5, 1992, Congress enacted the 1992
Cable Act, which imposes additional regulation on traditional hardwire cable operators and permits regulation of rates in markets in which there is no "effective competition", as defined in the Act, and directed the FCC to adopt comprehensive new federal standards for local regulation of certain rates charged by traditional hardwire cable operators. Conversely, the legislation also provides for deregulation of traditional hardwire cable in a given market where effective competition is shown to exist. Rates charged by wireless cable operators, typically already lower than traditional hardwire cable rates, are not subject to regulation under the 1992 Cable Act.

     Current FCC regulations are intended to promote the development of a competitive television subscription industry. The rules and regulations affecting the wireless cable industry may change, and any future changes in FCC rules, regulations, policies and procedures could have a material adverse effect on the Company.

     1996 Telecommunications Act. The Telecommunications Act of 1996 (the "1996 Act") contains provisions intended to increase competition in the telephone, radio, broadcast television, and hardwire and wireless cable television businesses. The long term effect of the 1996 Act cannot be determined at this time, although competition in the video programming delivery industry is likely to increase as a result of the adoption of the 1996 Act. Some of the provisions of the 1996 Act that directly affect wireless cable television operators are discussed below.

     The 1996 Act changes the definition of cable television system in the 1984 Cable Act so that the definition excludes any systems that serve customers without using any public right of way. This change will allow wireless cable system operators to wire together apartment complexes and other similar properties, as long as the wiring system does not cross a public right-of-way, without the need to obtain a local cable television franchise.

     The 1996 Act expands the "effective competition" test for deregulating franchised cable operator basic and cable programming services tier rates to include the provision of comparable video programming services directly to customers in a cable operator's franchise area by a telephone company or its affiliate or any multichannel video programming distributor using the facilities of such carrier or its affiliate. The 1996 Act also deregulates cable programming service rates for small cable operators, or such operator's basic service tier rates if that was the only tier subject to regulation as of December 31, 1994. Although the Act also deregulates cable programming services rates for all cable operators as of March 31, 1999, legislation has been recently introduced in Congress which, if adopted, would repeal that deregulation date. The Company cannot predict the ultimate fate of such legislation.

     The 1996 Act changed the rules with respect to the 1992 Act's uniform rate requirement and multiple dwelling units ("MDUs"). Prior to the adoption of the 1996 Act, franchised cable operators were required to have a uniform rate structure within franchise areas and with respect to bulk service contracts for MDUs. Now franchised cable operators may establish different rates across franchise areas in which they are subject to effective competition and may offer bulk service contracts to MDUs without any uniform pricing requirement, regardless of whether the cable system is subject to effective competition, except that franchised cable operators not subject to effective competition may not charge predatory prices to MDUs, which concept is undefined in the 1996 Act.

     The 1996 Act instructs the FCC to adopt regulations to prohibit restrictions that impair customers' ability to receive video programming services through reception devices. The FCC now prohibits any restriction that impairs the installation, maintenance or use of an antenna used for reception of wireless cable services that is one meter or less in diameter or diagonal measurement. To impair means to unreasonably delay, prevent or increase the cost of installation, maintenance or use or to preclude reception of an acceptable quality signal. Prohibited regulations include, but are not limited to, any state or local law or regulation, including zoning, land use, or building regulation, or any private covenant, homeowner's association rule or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property. The FCC is currently considering whether and to what extent its preemption authority extends to property not within the exclusive use or control of a person with an ownership interest, such as rental properties.

     The 1996 Act eliminated the cable/telco cross ownership prohibitions, freeing telcos to own cable systems within their service areas. Pursuant to the 1996 Act the FCC established rules governing Open Video Systems, the operators of which, while not subject to a local franchise requirement, must, among other things, provide non-discriminatory access to video programmers with regard to carriage.

     In general, and subject to exemption or waiver, hardwire cable operators are prohibited from holding the license for or leasing capacity from MMDS or ITFS channels in areas in or about their franchise areas. However, the FCC is presently considering a rule change that would allow up to 10% common ownership between franchised and wireless cable companies serving the same area.

     The 1996 Act codified the concept of a national Universal Service Fund (the "Fund") to promote availability of telecommunications services to those in low income, rural, insular, and high cost areas at rates that are reasonably comparable to the lower rates charged in urban areas. The 1996 Act broadened this program to include affordable access to advanced telecommunications services for schools, classrooms, health care facilities, and libraries and expanded the category of entities required to contribute to the Fund. It is not clear whether wireless cable operators, such as the Company, will be required to contribute to the Fund. The FCC is presently considering whether and to what extent wireless cable operators must contribute to the Fund. The outcome is uncertain.

     Pursuant to the 1996 Act, video programming distributors, including wireless operators, will be required to provide closed captioned video programming on a phased-in basis starting on January 1, 2000. Requirements to pass-through captions already contained in programming and to maintain captioning at 1997 levels became effective on January 1, 1998. ITFS programming, as a class, is exempt from captioning requirements. Wireless operators that retransmit ITFS programming are not required to provide closed captioning for such programming.

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

     Due to the regulated nature of the subscription video programming industry, the Company's growth and operations may be adversely impacted by the adoption of new, or changes to, existing laws or regulations or the interpretations thereof.

     Copyright. Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Under Section 111 of the Copyright Act, certain "cable systems" are entitled to engage in the secondary transmission of broadcast programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. Such a license may be obtained upon the filing of certain reports with and the payment of certain fees to the U.S. Copyright Office. The Satellite Home Viewer Act of 1994 enables operators of wireless cable television systems to rely on the cable compulsory license under Section 111 of the Copyright Act.

     Section 119 of the Copyright Act provides for a similar compulsory licensing program for the retransmission of broadcast programming to the home via satellite. Recently, the Copyright Arbitration Royalty Panel drastically increased the rates of entities operating under Section 119. While this action has no direct impact on the rates applicable to the Company's services, the differences and disparity in the compulsory licensing schemes and rates may lead to further legislation. The Company's operations may be adversely affected by the adoption of new or changed laws or regulations applicable to the Company's copyright royalty liability.

     Under the retransmission consent provisions of the 1992 Cable Act, wireless and hardwire cable operators seeking to retransmit certain commercial television broadcast signals must first obtain the permission of the broadcast station in order to retransmit the station's signal. However, wireless cable systems, unlike hardwire cable systems, are not required under the FCC's "must carry" rules to retransmit local television signals. Although there can be no assurances that the Company will be able to obtain requisite broadcaster consents, the Company believes in most cases it will be able to do so for little or no additional cost.

Competition

     The Company faces competition from a number of sources in both its video transmission and high speed internet access businesses, including potential competition from emerging trends and technologies, some of which are described below.

     Hard-Wire Cable. The Company's principal subscription television competitors in each market are traditional hard-wire cable operators. Hard-wire cable companies are generally well established and known to potential customers and have significantly greater financial and other resources than the Company. In the case of the Company's analog wireless cable television systems, the hard-wire cable companies competing in the Company's markets generally offer more channels of programming than the Company. Many hard-wire cable operators have announced plans to enter the high speed internet access business. In the Company's Phoenix market, Cox Communications, the largest franchised hard-wire cable operator in that market, is now offering high speed internet access service over its existing coaxial cable. The Company expects that hard-wire cable companies will be significant competitors for high speed internet access customers.

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

     Direct Broadcast Satellite ("DBS"). DBS involves the transmission of an encoded signal direct from a satellite to the customer's home. Because the signal is at a higher power level and frequency than most satellite-transmitted signals, its reception can be accomplished with a relatively small receiving dish mounted on a rooftop or in the yard. DBS service is now available from DirecTV, Inc., United States Satellite Broadcasting Company, Inc., Prime Star Partners, and Echostar Communications Corporation. The growth of DBS service has been significant since such service was first launched and the Company expects that the DBS service providers will continue to be significant competitors for video programming customers. In addition, DirectTV offers a high speed internet access service and the Company expects that DBS providers will be significant competitors for high speed internet access customers.

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

     Telephone Companies. The 1996 Cable Act broadened the ability for local exchange carriers ("LECs"), including the Regional Bell Operating Companies ("RBOC's"), to acquire and develop cable television systems. BellSouth has made acquisitions of in wireless cable television systems. Ameritech and other RBOC's have begun acquiring hardwire cable television franchises. In addition, in 1996, US West Media Group closed on an agreement to acquire Continental Cablevision Inc., one of the largest hardwire cable operators in the U.S. The Company anticipates that the RBOC's and other LEC's will be significant competitors for video programming customers. The RBOC's and LEC's also offer internet access over local phone lines. Certain RBOC's and LEC's offer high speed internet access through the use of ISDN, ASDL, and T-1 equipment and technology.

     Local Off-Air VHF/UHF Broadcasts.   Local off-air VHF/UHF broadcast
television stations (such as ABC, NBC, CBS and Fox) provide free programming to the public. Potential customers may forego subscription television and only receive free off-air programming.

     Local Multi-Point Distribution Service ("LMDS").    The FCC has
redesignated portions of the 28 Ghz and 31 Ghz bands to create a new video and data delivery service referred to as LMDS. The FCC has awarded licenses in each of 493 BTAs pursuant to a recently completed auction. While the Company anticipates that LMDS may become a viable competitor for video programming customers and high speed internet access customers, until more LMDS systems are in operation, the level of competition that LMDS may provide cannot be determined.

The Company's Marketplace

     Currently, the Company provides video transmission service in six operating systems located in Chicago, Detroit, Houston, Phoenix, St. Louis and Tucson and controls wireless frequency rights in three additional markets located in Indianapolis, Milwaukee, and Salt Lake City. The Company provides a high speed internet access service in the Detroit and Phoenix markets under the name SpeedChoice(TM). The Company controls between 19 and 32 wireless frequencies in the Company's nine primary markets, which collectively represent approximately 7.8 million households which the Company believes can be serviced by line-of-sight transmission with existing analog technology. In addition, the Company owns a 27% interest in a partnership that operates a wireless cable television system in Albuquerque, New Mexico, which the Company estimates has 220,000 line of sight households. A description of the Company's principal markets is set forth below.

                       Estimated Signal     Estimated Line-of-Sight     Number of Video Customers
Markets                Area Households           Households              as of December 31, 1997
-------                ----------------          ----------            -------------------------
Chicago                   2,836,000               2,275,000                     18,100
Detroit                   1,740,000               1,368,000                      2,400
Indianapolis (1)          1,233,000                 760,000                 To be launched
Houston                   1,105,000                 866,000                     14,400
Phoenix (2)               1,014,000                 910,000                      2,900
St. Louis                   908,000                 609,000                      1,900
Milwaukee                   650,000                 423,000                 To be launched
Salt Lake City              359,000                 320,000                 To be launched
Tucson                      314,000                 284,000                     27,600
                         ----------               ---------                     ------

Total                    10,159,000               7,815,000                     67,300

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

     Detroit. The Company, through its subsidiary People's Choice TV of Detroit, Inc. ("PCTV Detroit"), provides a high speed internet access service marketed under the name SpeedChoice in the Detroit market. The Company owns 100% of the common stock of PCTV Detroit. PCTV Detroit controls the rights to 27 wireless cable channels. The Company transmits the SpeedChoice service over five of its wireless frequencies and transmits at 50 watts with digital modulation. The Company also transmits 20 channels of video programming (including eight off-air VHF/UHF channels) in the Detroit market. The Company transmits its video programming over twelve of its wireless frequencies and transmits at 10 watts with analog modulation.

     The Company recently received digital authorizations from the FCC on 14 of its ITFS wireless frequencies. These authorizations were conditioned upon compliance with the Canadian technical coordination agreement. These authorizations will allow the Company to use these frequencies for digital video, data transmission and internet service. The Company has additional applications on file at the FCC to increase power, adjust the antenna configuration, add digital modulation and other matters with respect to its 27 Detroit wireless frequencies. Subject to the receipt of certain FCC digital authorizations, interference agreements, and certain other consents, the Company will be able to provide digital video, data transmission and internet service on its 13 MMDS frequencies in the Detroit market and colocate those channels with the 14 ITFS frequencies. Because the Detroit market is within 50 miles of the Canadian border, wireless frequency specifications are subject to a technical coordination agreement between the FCC and the Canadian Radio and Television Commission which was entered into in December of 1997. This agreement governs cross border transmission interference issues and establishes rules for digital transmission. The Company expects that interference issues arising as a result of Detroit's proximity to the Canadian border will be resolved pursuant to this agreement. There can be no assurance, however, that the requested applications will be approved and that the Company will be able to modify its Detroit wireless frequencies as currently proposed.

     Houston. The Company offers 43 channels (including 12 off-air VHF/UHF channels) in the Houston market through its wholly-owned subsidiary, People's Choice TV of Houston, Inc. ("PCTV Houston"). PCTV Houston controls the rights to 31 wireless cable channels and transmits at 100 watts of power from one of the tallest buildings in Houston.

     Indianapolis. Through its approximately 92% owned subsidiary, Wireless Cable of Indianapolis, Inc. ("WCI"), PCTV controls the rights to 32 wireless cable channels in the Indianapolis market. WCI also holds significant wireless frequency rights in Anderson, Bloomington, Lafayette and Kokomo, Indiana, which markets are in proximity to the Indianapolis market.

     Milwaukee. The Company controls the rights to 19 wireless frequencies in the Milwaukee market through its wholly-owned subsidiary, People's Choice TV of Milwaukee, Inc. ("PCTV Milwaukee").

     Phoenix. The Company offers 39 channels (including 6 off-air VHF/UHF channels) in the Phoenix market through its wholly-owned subsidiary, People's Choice TV of Phoenix, Inc. ("PCTV Phoenix"). The Company also offers its SpeedChoice high speed internet access service in the Phoenix market. PCTV Phoenix controls the rights to 32 wireless frequencies and transmits at 100 watts.

     Salt Lake City. The Company controls the rights to 20 wireless frequencies in the Salt Lake City market and also has the rights to pending applications at the FCC for 8 additional frequencies. The Company does not currently offer any video or data services in this market.

     St. Louis.  The Company offers 31 channels (including 6 off-air
VHF/UHF channels) in the St. Louis market through its wholly-owned subsidiary, People's Choice TV of St. Louis, Inc. ("PCTV St. Louis"). PCTV St. Louis controls the rights to 29 wireless frequencies and transmits at 200 watts.

     Tucson. The Company offers 36 channels (including 4 off-air VHF/UHF channels) in the Tucson market through its wholly-owned subsidiary, People's Choice TV of Tucson, Inc. ("PCTV Tucson"). PCTV Tucson controls the rights to 32 wireless frequencies. PCTV Tucson transmits these channels at 50 watts from the top of Tower Peak in Pima County, Arizona.

Licenses and Channel Leases

     The Company does not hold directly any of the FCC licenses for frequencies that it uses to transmit programming and provide high speed internet access; instead, it has acquired the right to transmit under long-term leases. Some of those leases are with Alda Wireless Holdings, Inc. and Alda Gold, Inc., corporations which are affiliates of the Company and which are controlled by Matthew Oristano, the Chairman and Chief Executive Officer of the Company. The Company makes nominal payments to Alda Wireless Holdings, Inc. and Alda Gold, Inc. for those lease rights and has the right to acquire the licenses for a nominal fee. The other leases are with unaffiliated third parties. The average term of the Company's channel leases, including renewals at the Company's option, is more than ten years. The holder of an FCC license has the right to renew such license at its expiration date provided that the license holder has complied with the terms of the license and files appropriate renewal applications in a timely manner.

     Although the Company anticipates that it will continue to have access to a sufficient number of frequencies to operate successful video transmission systems and a high speed internet access system in the markets in which it is currently operating, if a significant number of the Company's wireless frequencies are not renewed, a significant number of its pending FCC applications are not granted or the FCC terminates, forfeits, revokes or fails to renew the authorizations held by the Company's frequency lessors, the Company may be unable to provide a viable video programming package to customers or high speed internet access in some or all of its markets.

     Licenses for wireless frequencies in most markets that meet the Company's market selection criteria have already been granted or applied for. Thus, in order to build and operate video or data transmission systems in new markets where it does not already control a critical number of frequencies, the Company will be required to lease sufficient frequency capacity from third parties. There can be no assurance that such frequency capacity will be available on terms acceptable to the Company.

Employees

     As of March 25, 1998 the Company had a total of 357 employees. None of the Company's employees is subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that it has good relations with its employees.

Trademarks

     The Company owns certain trademarks; however, the Company's management believes that the Company's business is not materially dependent upon its ownership of any single trademark or group of trademarks.

ITEM 2.     PROPERTIES

     The Company leases approximately 7,600 square feet for its executive offices in Shelton, Connecticut, which lease runs through August 31, 1998 and 5,800 square feet in Tucson which lease runs through March, 2001. PCTV Tucson leases approximately 18,000 square feet of office and warehouse space in Tucson pursuant to two leases that run through November, 1998 and March, 2001. PCTV Houston owns a 48,500 square foot building in Houston, Texas. PCTV Houston also leases 800 square feet of office space in Houston which lease runs through September, 1998. PCTV Phoenix leases approximately 43,000 square feet in an office building in Phoenix, which lease expires in December, 2005, the majority of which is subleased to a third party. PCTV Phoenix also leases approximately 12,000 square feet of office and warehouse space in Phoenix which lease continues through January, 1999. PCTV Detroit leases approximately 8,500 square feet of office space, which lease runs through August, 2000. PCTV Detroit also leases approximately 10,000 square feet of warehouse space, which lease runs through March, 1999. In Chicago, PEI leases approximately 10,000 square feet of office space which space serves as PEI's primary office and which lease expires in November, 2003. In addition, PEI leases a warehouse and office space totaling approximately 4,000 square feet, which lease runs through November, 2003. PCTV Indianapolis leases a small suite in Indianapolis which lease is month to month.

     The Company expects to purchase or lease additional office space in other cities when it expands or launches other video and/or data transmission systems. In addition to office space, the Company also leases or will lease space on the top of buildings or transmission towers located in the markets where it operates or will operate its video and/or data transmission systems. The Company locates its wireless transmitters on these buildings or towers. The Company believes that office space and space on buildings or transmission towers is readily available on acceptable terms in the markets where the Company intends to operate video and/or data transmission systems.

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

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The 1997 annual meeting of stockholders of the Company was held on December 12, 1997. The following person, who was the Company's sole nominee for director, was elected at the meeting for a three year term:

Name                             Votes For           Withheld
--------------------------       ----------          --------
Terry L. Scott                   10,669,174          1,032,661

     At the annual meeting the stockholders also voted on a proposal to authorize an amendment to the Company's 1993 Stock Option Plan to increase the number of shares issuable thereunder to 1,800,000 ("Option Proposal"). The proposal was approved at the annual meeting with votes cast in the following manner:

Proposal                         Votes For       Votes Against      Abstain
--------------------------       ---------       -------------      -------
Option Proposal                  6,547,286       1,833,868          9,082


There were 3,365,766 broker non-votes with respect to the Option Proposal.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

Market Information

     The Company's Common Stock is currently traded on the Nasdaq SmallCap market under the symbol "PCTV". The following table sets forth, on a per share basis for the periods shown, the range of high and low sale prices of the Common Stock as reported by Nasdaq.

                        Closing Sale Price
                       --------------------
1996                   High             Low

First Quarter          $19.75           $15.25

Second Quarter         $19.00           $12.50

Third Quarter          $19.00           $11.50

Fourth Quarter         $15.00           $ 5.25

1997

First Quarter          $ 6.50           $ 2.63

Second Quarter         $ 3.25           $ 0.44

Third Quarter          $ 4.00           $ 1.38

Fourth Quarter         $ 3.25           $ 1.13

Nasdaq SmallCap Market Listing Review

     On March 2, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") advised the Company that its Common Stock was scheduled to be delisted from the Nasdaq SmallCap Market as a result of the Company's failure to satisfy a certain market capitalization maintenance standard. This maintenance standard requires that the aggregate market value of the Company's Common Stock must equal or exceed $35 million. Currently, the Company does not satisfy this maintenance standard. In accordance with Nasdaq rules, the Company has requested a temporary exception to this maintenance standard so that its Common Stock can continue to be listed on the Nasdaq SmallCap Market. The Company has requested a temporary exception that would continue for a period of ninety days. The grant of any such temporary exception to this maintenance standard would be in the sole discretion of Nasdaq and the Company is unable to speculate as to whether any such exception is likely to be granted. If Nasdaq refuses to grant an exception, the Company's Common Stock will be delisted from the Nasdaq SmallCap Market. After such a delisting, it may become difficult to make purchases and sales of the Company's Common Stock or obtain timely and accurate quotations with respect to trading of the Company's Common Stock.

Holders

     On March 25, 1998 there were approximately 180 holders of record of PCTV Common Stock.

Dividends

     The Company has not declared or paid any cash dividends on its common stock since its formation in April 1993. The Company does not currently intend to declare or pay any cash dividends on its common stock, but intends to retain any future earnings for reinvestment in its business. The indenture relating to the Company's Senior Discount Notes due 2004 restricts the Company from paying cash dividends on its common stock unless certain requirements are satisfied.

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

                                                            Years Ended December 31,
                                         ------------------------------------------------------------------

                                               1993          1994          1995        1996         1997
                                                         (In thousands, except per share data)
Statements of Operations Data:
Revenues                                    $ 5,780      $ 12,557      $ 26,004      $ 33,425   $ 32,690
Depreciation and Amortization                 3,328         6,606        24,627        39,258     34,508
Operating Loss                               (8,189)(1)   (20,573)      (42,277)      (50,819)   (43,761)
Interest Expense                              1,938         2,514        15,566        27,891     31,576
Net Loss                                     (9,802)      (19,531)(2)   (53,235)(3)   (75,887)   (69,580)(4)

Actual and Pro Forma Basic Net Loss
   Per Common Share                          $(1.73)(5)    $(2.20)(2)    $(5.23)(3)    $(6.26)    $(5.80)(4)
Weighted Average Number of
Common Shares Outstanding                     5,367         8,949        11,072        13,100     13,149

Balance Sheets Data:
   Total Assets                             $43,427      $117,532      $373,093      $326,148   $279,124
   Notes and Other Payables                  16,659        12,116       202,317       234,431    256,465
   Stockholders' Equity/(Deficit)            20,865        82,997        96,519        14,089    (62,209)

---------------------------

Financial Statement Presentation

     The consolidated financial statements include operations of People's
Choice TV Partners ("PCTV Partners") to March 10, 1993, the operations of a successor limited partnership, People's Choice TV Partners, L.P., ("PCTV L.P."), from March 11, 1993 to April 29, 1993 and the operations of the Company thereafter.

     The statements of operations data for the three years ended December 31, 1997 and the balance sheets data for December 31, 1996 and 1997 are derived from the consolidated financial statements and accompanying notes of PCTV Corp. and Subsidiaries included in Item 8 hereto.

     The balance sheets data for December 31, 1996 and 1997 are derived from the PCTV Corp. and Subsidiaries consolidated financial statements included in
Item 8 hereto.

---------------------------
(1) Includes approximately $1.2 million of non-recurring, non-cash compensation expense in connection with grants of non- qualified options made in 1993 to certain employees.
(2)  Includes an income tax benefit of $3.2 million or $.36 per share.
(3)  Includes an extraordinary gain of $1.2 million or $.11 per share.
(4)  Includes an extraordinary gain of $.8 million or $.06 per share.
(5) The pro forma net loss per share would have been $1.69 for the year ended December 31, 1993, assuming 98,832 shares had been issued at the initial public offering price of $10.50 per share for the common stock, and the proceeds were received and used to retire certain indebtedness on January 1, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company's predecessor was formed in 1988 to accumulate wireless frequency rights and to own, develop and operate wireless communications systems. The Company's strategy is to own, develop and operate video transmission systems and data communications systems in large markets. The Company's operating and targeted markets are concentrated in the midwestern and the southwestern regions of the United States. Currently, the Company provides video transmission service in Chicago, Detroit, Houston, Phoenix, St. Louis and Tucson and the Company also provides high speed internet access service in Detroit and Phoenix. The Company also controls wireless frequency rights in Indianapolis, Milwaukee, St. Louis and Salt Lake City. The Company controls between 19 and 32 wireless frequencies in its nine primary markets, which collectively represent approximately 7.8 million households which the Company believes can be serviced by line-of-sight transmission.

Results of Operations

      The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto, and the other financial information appearing elsewhere in this Form 10-K.

Strategic Direction

      The Company may from time to time make forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the following cautionary statements.

      During 1997, the Company's strategy has been to continue conservation of capital pending (i) the launch of the Company's high speed internet service marketed under the name SpeedChoice(TM) (described below under "Liquidity and Capital Resources") and (ii) the implementation of digital video compression technology. The Company first began offering the SpeedChoice high speed internet service in the Detroit market in October 1997 and in the Phoenix market in March 1998, and cannot at this time assess the overall market interest in this product. With respect to the Company's proposed digital video system, the Company is currently working to resolve certain technical issues relating to the desired performance of the system. The Company now expects the launch of a compressed digital video service to occur in the second half of 1998. When the Company offers this service in a market, it anticipates that it will offer the service in conjunction with the offering of the SpeedChoice service. The Company believes that the implementation of digital video compression technology will expand its video product offering, and, in conjunction with the offering of the SpeedChoice service, will enhance the Company's ability to attract and retain customers. Both the SpeedChoice service and digitally compressed video are new products for the Company and there can be no assurance that the Company will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for video programming and internet access services.

Revenues

      Revenues decreased 2% for the year ended December 31, 1997 compared to the year ended December 31, 1996. The decrease is principally attributable to a lower customer count and lower installation revenue resulting from the Company's suspension of the growth of its analog customer base, partially offset by an increase in average revenue per customer and by higher third party installation revenues. Revenues increased 29% for the year ended December 31, 1996 compared to the comparable 1995 period. This increase is principally attributable to the acquisition of the Chicago and Detroit systems, on September 8, 1995 and August 29, 1995, respectively, and the addition of customers in the Phoenix system. Customer count decreased 13% to 67,300 at December 31, 1997 from 77,800 at December 31, 1996. The 1997 decrease was also affected by the sale of 8,800 Multiple Dwelling Units in St. Louis which accounted for 3,900 customers. Customer count decreased 3% to 77,800 at December 31, 1996 from 80,100 at December 31, 1995. The decrease in customer count is primarily due to the Company's suspension of the growth of its analog customer base in 1996.

Service Costs

      Service costs increased 1% and 19% for the years ended December 31, 1997 and December 31, 1996, respectively. Service costs are mainly programming costs, channel lease payments, transmitter site rentals, service calls, cost of program guides and repair and maintenance expenditures. The increase in 1997 was primarily due to an increase in costs associated with third party installations, channel lease payments and internet related costs, offset by a decrease in programming and service call costs. The decreases were attributable to the aforementioned decline in customers. Service costs increased in 1996 from 1995 primarily due to the Chicago and Detroit system acquisitions and to the increase of customers in the Phoenix system, partially offset by the decrease of customers in the Houston system.

Selling, General and Administrative Costs

      Selling, general and administrative costs decreased 10% and 7% for the years ended December 31, 1997 and December 31, 1996, respectively. Costs decreased in both years primarily due to the suspension of the growth of the analog business, primarily salaries and related benefits due to personnel reductions and lower bad debt expenses. The 1997 results also reflect decreases in rent and occupancy costs. Partially offsetting these decreases in 1997 were costs incurred for the launch of the high speed internet access service. Partially offsetting these decreases in 1996 are costs associated with the acquisition of the Chicago and Detroit systems, the addition of customers in the Phoenix system, costs associated with digital compression and internet testing, and an increase in professional fees.

Depreciation and Amortization

      Depreciation and amortization expense primarily includes depreciation of wireless systems and equipment and amortization of frequency rights. Depreciation and amortization decreased for the year ended December 31, 1997 compared to 1996 primarily due to a decrease in amounts capitalized due to the Company suspending the growth of the analog customer base, partially offset by the acceleration of depreciation for certain assets. Depreciation and amortization increased for the year ended December 31, 1996 compared to 1995 primarily due to the acquisition of the Chicago and Detroit systems, the launch of the Phoenix system in 1995 and additional expense recorded on certain of the St. Louis assets. Excess direct costs of obtaining customers over installation revenues are capitalized and amortized over a three year period, or the life of the customer, if shorter. The Company expects that depreciation and amortization expense will begin to increase as a result of capital expenditures for the high speed internet access service and digital video compression technology.

Non-cash Settlement of Lawsuit

      The amount represents the value of 56,000 shares of restricted Company common stock issued as part of the settlement of a lawsuit.

Operating Loss

      Operating loss was $43.8 million, $50.8 million and $42.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Operating loss decreased from 1996 to 1997 primarily due to the Company's strategy not to further develop its analog business. Operating loss increased in 1996 from 1995 principally due to increases in depreciation and amortization expense and the non-cash settlement of a lawsuit, partially offset by the net increase in revenues compared to service costs and selling, general and administrative expenses. Cash flows used in operating activities were $3.3 million, $8.8 million and $14.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The reduction in 1997 compared to 1996 of $5.5 million was primarily due to a favorable net change in assets and liabilities principally due to accounts payable which increased $3.9 million in 1997 as compared to 1996 and an improvement in earnings before interest, taxes, depreciation and amortization ("EBITDA") of $1.7 million adjusted for the non-cash settlement of a lawsuit, offset by a reduction in interest income, net of cash interest expense, of $.7 million. Cash flows used in operating activities decreased $6.1 million from 1995 to 1996 principally due to improvement in EBITDA of $6.7 million adjusted for the non-cash settlement. Partially offsetting this is a decrease in interest income, net of cash interest expense, of $1.2 million.

Loss on Sales and Writedown of Assets

    Loss on sales and writedown of assets for the 1997 period includes a $1.0 million writedown of certain assets to net realizable value, and a $.9 million writeoff of non-strategic frequency rights, partially offset by the $1.0 million gain on sale of service contracts and equipment in the St. Louis market, and a $.6 million gain on sale of a non-strategic frequency.

    The 1996 and 1995 amounts primarily include writedowns of notes receivable of $2.8 million and $.7 million, respectively, principally associated with the initial investment in the Chicago system, to net realizable values.

Interest Expense

    Interest expense was $31.6 million, $27.9 million and $15.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in interest expense from 1995 through 1997 was primarily a result of the accretion of the Senior Discount Notes in May 1995. Non-cash interest expense totaled $30.1 million, $26.8 million and $14.7 million for 1997, 1996 and 1995, respectively, of which $29.8 million, $26.1 million and $14.3 million were recorded on the Senior Discount Notes in 1997, 1996 and 1995, respectively.

Interest Income and Other

    Interest income and other was $5.3 million, $5.7 million and $6.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in interest income from 1995 through 1997 was primarily due to a reduction in cash available for investment. The Company expects interest income to continue to decrease as the cash balance available for investment decreases.

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

Extraordinary Gain on Early Extinquishment of Debt

    The 1997 amount represents a net gain on early extinguishment of a $6.7 million note for which the Company repaid $5.9 million.

    The 1995 amount represents a net gain on early extinquishment of a $4.5 million note in exchange for 180,000 common shares of the Company's common stock.

Net Loss

    Net loss was $69.6 million, $75.9 million and $53.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. As described above, these net losses are principally attributable to the significant expenses incurred in connection with the development of the Company's business. The Company expects to continue to incur net losses while it develops and expands its wireless communications systems.

Liquidity and Capital Resources

    Cash, cash equivalents and marketable securities decreased to $80.3 million at December 31, 1997 from $104.7 million at December 31, 1996, a decrease of $24.4 million. This decrease is primarily attributable to cash used in operating activities, investment in wireless systems and equipment, and repayment of notes payable, partially offset by proceeds from sales of assets.

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

     During 1997, the Company's strategy has been to continue conservation of capital pending (i) the launch of the Company's high speed internet access service and (ii) the implementation of digital video compression technology.

     In October 1997, the Company launched a high speed internet access service in the Detroit market and in March 1998 the Company launched the SpeedChoice service in the Phoenix market. The service is being marketed under the name SpeedChoice(TM). At this time, the SpeedChoice service does not have a material number of customers. The Company's ability to further develop the SpeedChoice service may be affected by a number of factors: first, the Company has never operated such a service and the technology may not perform adequately when material levels of customers are receiving the service; second, the Company does not know whether there will be sufficient customer interest in this service at a sufficient price to create a successful business model; third, competition from cable modem, T-1, ADSL, other wireless frequencies and other new technologies and telecommunications services providers may prevent the Company from successfully developing further the SpeedChoice service; and fourth, because the Company has never previously operated any internet access system, there may be other financial, marketing, technological, customer service, billing, operational or management issues that prevent the Company from successfully developing further the SpeedChoice service.

     With respect to the Company's proposed digital video system, the company is currently working to resolve certain technical issues relating to the desired performance of the system. The Company now expects the launch of a compressed digital video service to occur in the second half of 1998. When the Company offers this service, it anticipates that it will offer the service in conjunction with the offering of the SpeedChoice(TM) service in the same market. As disclosed previously, based on its expected transition to a compressed digital video service, the Company does not plan to add to its analog customer base.

     The Company anticipates that the development of its wireless communications systems with internet access and digital compression technology will involve capital expenditures higher than those involved in implementing analog technology because of the costs associated with the addition of a new product line, high speed internet access, and increased costs for the more complex converter boxes and other equipment which utilize the digital technology. The Company estimates that it will spend $23.2 million in 1998 on capital expenditures compared to $15.3 million in 1997. Also in 1998, the Company will make $4.1 million in expenditures for required debt payments, compared to $9.7 million in 1997. To fund such 1998 capital expenditures and debt payments, the Company anticipates using the Company's available cash and marketable securities.

     The Company has entered into an agreement with General Instruments Corporation ("GIC") pursuant to which the Company is obligated to purchase 50,000 converter boxes over the three year life of the contract. The Company can cancel its minimum purchase obligation by paying a per box cancellation fee. The Company's anticipated 1998 payments for converter boxes under the terms described above have been included in the Company's estimates of capital expenditures for 1998. The Company believes that it will be able to recover its remaining investment in analog converter boxes through sales of such boxes to wireless cable system operators who intend to implement digital service at a later date than the Company.

     Consistent with its strategy of transitioning the business of the Company from analog technology to digital technology, the Company is proposing to sell, certain service contracts and equipment by which the Company provides wireless cable television service to apartment complexes, condominiums and other multiple dwelling units in its Chicago, Houston and Phoenix markets. All of the service contracts that are for sale concern properties that are served through the use of analog technology. These service contracts cover approximately 250 properties containing 51,000 individual units located in Houston, Phoenix and Chicago, which represents approximately 17,000 analog video customers. The Company has entered into a letter of intent to sell these service contracts but it is uncertain whether a definitive agreement will be executed or whether any such transaction will be completed. On December 1, the Company closed on an asset sale agreement selling approximately 8,800 individual units located in St. Louis to ResNet Communications, LLC., representing approximately 3,900 analog video customers. The net proceeds from the sale were approximately $3.4 million resulting in a gain of approximately $1.0 million.

     The level of capital expenditures incurred for customer installations is primarily variable and dependent on the customer installation activities of the Company. Therefore, actual customer installation expenditures may be more or less than the Company's estimate. Further significant capital expenditures for customer installations are expected to be incurred by the Company in 1998 and subsequent years. If the Company does not have adequate liquidity to fund its desired capital expenditure plans, the Company may delay the launch of new internet and digital markets and slow down its system expansion activities in its operating markets.

     The Company has experienced negative cash flow from operations in each year since its formation and, the Company expects to continue to experience negative consolidated cash flow from operations due to operating costs associated with its system development, expansion and acquisition activities. Until sufficient cash flow is generated from operations, the Company will have to utilize its current capital resources and external sources of funding to satisfy its capital needs. The development of wireless communications systems in the Company's major markets referred to above in subsequent years, the development of the Company's other markets, acquisitions of additional wireless frequency rights and wireless communications systems and the Company's general corporate activities will require the Company to secure significant additional financings in the future and there can be no assurance that such financing will be available when required.

Income Tax Matters

     The Company and its subsidiaries have net operating loss carryforwards ("NOLs") at December 31, 1997, for income tax purposes (subject to certain limitations, including limitations on changes in control, and Internal Revenue Service review) totaling approximately $140.6 million which expire in the years 2006 through 2012. Approximately $21.3 million of these NOLs at December 31, 1997 are available only to offset future taxable income of the Company's subsidiaries.

Inflation

     Management does not believe that inflation has a material impact on the Company's results of operations. Management believes it will be able to increase customer rates to keep pace with inflationary increases in costs without a significant decline in the number of customers.

Recently Issued Accounting Standards

     In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. The Company plans to adopt both in 1998. With respect to SFAS 130, the Company currently does not expect any changes to its Statement of Operations for comprehensive income, as defined. The disclosures regarding operating segments of the Company required under SFAS 131 have no significant impact to the 1997 financial statements. Future operations of the Company may require additional disclosures and discussions.

Year 2000

     The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems to ensure compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be converted on a timely basis. A failure to convert successfully by another company could have an adverse effect on the Company's systems. All significant software systems utilized by the Company are provided under current licenses by third party firms. The Company believes that these firms have Year 2000 compliance programs in place.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES



                                                                                                              Page No. in
                                                                                                               Form 10-K
                                                                                                              -----------
Report of Independent Public Accountants                                                                           22

Consolidated Balance Sheets December 31, 1996 and 1997                                                             23

Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 1997            24

Consolidated Statements of Stockholders' Equity/(Deficit) for Each of the Three Years in the Period                25
Ended December 31, 1997

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1997            26

Notes to Consolidated Financial Statements                                                                         28

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To People's Choice TV Corp.:

We have audited the accompanying consolidated balance sheets of People's Choice TV Corp. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People's Choice TV Corp. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                            ARTHUR ANDERSEN LLP

Stamford, Connecticut
March 11, 1998

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                                --------------------------
ASSETS                                                              1996          1997
                                                                    ----          ----
Cash and cash equivalents                                       $ 41,305,795  $ 31,756,014
Marketable securities                                             63,396,191    48,519,444
Subscriber receivables, net of allowance
   of $379,500 and $265,000                                        2,935,364     2,378,429
Notes and other receivables                                        1,146,928       441,335
Prepaid expenses and other assets                                  3,629,195     3,077,795
Investment in wireless systems and equipment, net                196,322,563   177,661,367
Organization and financing costs, net of accumulated
   amortization of $2,705,560 and $4,382,312                       5,731,263     4,304,511
Excess of purchase price over fair market value of assets
   acquired, net of accumulated amortization of $905,010 and
   $1,599,915                                                     11,680,391    10,985,486
                                                                ------------  ------------
         Total assets                                           $326,147,690  $279,124,381
                                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Liabilities:
   Notes and other payables                                     $234,430,828  $256,465,030
   Accounts payable                                                1,928,429     4,476,400
   Accrued expenses                                                5,322,670     4,363,357
   Subscriber advance payments and deposits                        2,662,183     2,500,002
   Minority interest in consolidated subsidiaries                  1,086,562       727,959
                                                                ------------  ------------
         Total liabilities                                       245,430,672   268,532,748

Commitments and Contingencies

Convertible Pay-In-Kind Preferred Stock,
    liquidation preference $100 per share                         60,169,770    66,342,313
PCTV Detroit cumulative preferred stock                            6,457,872     6,457,872

Stockholders' Equity/(Deficit):
Preferred stock, $0.01 par value, 4,339,547 shares
  authorized, no shares issued and outstanding
Common stock, $0.01 par value, 75,000,000 shares                         ---           ---
    authorized, 12,924,817 and 12,923,817 shares issued and
    outstanding at December 31, 1996 and 1997, respectively          129,248       129,238
Additional paid-in capital                                       166,447,375   159,729,720
Warrants                                                           3,756,840     3,756,840
Accumulated deficit                                             (156,244,087) (225,824,350)
                                                                ------------  ------------
           Total stockholders' equity/(deficit)                   14,089,376   (62,208,552)
                                                                ------------  ------------
           Total liabilities and stockholders'                  $326,147,690  $279,124,381
            equity/(deficit)                                    ============  ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the Years Ended
                                                                           December 31,
                                                            ------------------------------------------
                                                                1995           1996           1997
                                                                ----           ----           ----
Revenues                                                    $ 26,003,786   $ 33,424,512   $ 32,689,684
                                                            ------------   ------------   ------------
Costs and expenses:
 Service costs                                                15,840,272     18,610,313     18,811,218
 Selling, general and administrative                          27,812,937     25,759,454     23,130,886
 Depreciation and amortization                                24,627,246     39,257,939     34,508,246
 Non-cash settlement of lawsuit                                      ---        616,000            ---
                                                            ------------   ------------   ------------
                                                              68,280,455     84,243,706     76,450,350
                                                            ------------   ------------   ------------
    Operating loss                                           (42,276,669)   (50,819,194)   (43,760,666)

Loss on sales and writedown of assets                           (815,521)    (2,907,174)      (389,521)
Interest expense:
  Non cash                                                   (14,695,295)   (26,824,846)   (30,151,132)
  Cash                                                          (793,999)    (1,066,523)    (1,424,540)
  Omni and BCI                                                   (76,931)            --             --
Interest income and other                                      6,550,607      5,672,691      5,314,240
Equity interest in Preferred Entertainment, Inc.              (2,282,213)            --             --
Minority interest                                                109,954        114,228         56,602
                                                            ------------   ------------   ------------
Loss before income taxes                                     (54,280,067)   (75,830,818)   (70,355,017)
Income tax expense                                               152,500         56,500         52,000
                                                            ------------   ------------   ------------
Loss before extraordinary gain                               (54,432,567)   (75,887,318)   (70,407,017)
Extraordinary gain on early extinquishment of debt             1,197,424             --        826,754
                                                            ------------   ------------   ------------
Net loss                                                     (53,235,143)   (75,887,318)   (69,580,263)
Preferred dividends                                           (4,696,447)    (6,122,764)    (6,699,040)
                                                            ------------   ------------   ------------
Loss applicable to common shares                            $(57,931,590)  $(82,010,082)  $(76,279,303)
                                                            ============   ============   ============

Basic and diluted loss per common share:                    $      (5.34)  $      (6.26)  $      (5.86)
  Loss before extraordinary gain                                     .11             --            .06
  Extraordinary gain                                        ------------   ------------   ------------
                                                            $      (5.23)  $      (6.26)  $      (5.80)
  Net loss                                                  ============   ============   ============

Weighted average number of common shares outstanding          11,072,147     13,099,538     13,148,853
                                                            ============   ============   ============


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, 1997


                                                 Common Stock Par Value      Additional
                                                 ----------------------       Paid-In                       Accumulated
                                                 Shares          Amount       Capital         Warrants        Deficit
                                                 ------          ------      ----------       --------      -----------
Balance, December 31, 1994                      9,758,208       $ 97,582    $110,020,895            --     $ (27,121,626)
Net loss                                               --             --              --            --       (53,235,143)
Issuance of common stock in
   exchanges                                      302,143          3,022       6,056,891            --                --
Issuance of common stock in
   acquisition                                  2,760,479         27,605      60,702,933            --                --
Issuance of warrants in acquisition                    --             --              --    $  574,404                --
Exercise of stock options                          17,450            174         263,082            --                --
Issuance of common stock-
   employment contract                              2,923             29          68,595            --                --
Issuance of warrants in debt offering                  --             --              --     3,756,840                --
Dividends on Cumulative
   Preferred Stock                                     --             --        (248,000)           --                --
Dividends on Convertible Preferred
   Stock                                               --             --      (4,448,447)           --                --
                                               ----------       --------    ------------    ----------     -------------
Balance, December 31, 1995                     12,841,203        128,412     172,415,949     4,331,244       (80,356,769)
Net loss                                               --             --              --            --       (75,887,318)
Issuance of common stock in
   acquisition                                     27,614            276         445,000            --                --
Issuance of common stock in lawsuit                56,000            560         615,440            --                --
Expiration of warrants from
   acquisition                                         --             --              --      (574,404)               --
Stock options expired                                  --             --        (906,250)           --                --
Dividends on Cumulative
   Preferred Stock                                     --             --        (530,365)           --                --
Dividends on Convertible
   Preferred Stock                                     --             --      (5,592,399)           --                --
                                               ----------       --------    ------------    ----------     -------------
Balance, December 31, 1996                     12,924,817        129,248     166,447,375     3,756,840      (156,244,087)
Net loss                                               --             --              --            --       (69,580,263)
Dividends on Cumulative
   Preferred Stock                                     --             --        (526,497)           --                --
Dividends on Convertible
   Preferred  Stock                                    --             --      (6,172,543)           --                --
Other                                              (1,000)           (10)        (18,615)           --                --
                                               ----------       --------    ------------    ----------     -------------
Balance, December 31, 1997                     12,923,817       $129,238    $159,729,720    $3,756,840     $(225,824,350)
                                               ==========       ========    ============    ==========     =============


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended
                                                                                  December 31,
                                                               ----------------------------------------------
                                                                     1995            1996            1997
                                                                     ----            ----            ----
Cash flows from operating activities:
 Net loss                                                      $ (53,235,143)  $ (75,887,318)  $ (69,580,263)
 Adjustments to reconcile net loss to net cash used in
   operations -
   Depreciation and amortization                                  24,627,246      39,257,939      34,508,246
   Minority interest in subsidiaries                                (109,954)       (114,228)        (56,602)
   Equity interest in Preferred Entertainment, Inc.                2,282,213              --              --
   Extraordinary gain on early extinquishment of debt             (1,197,424)             --        (826,754)
   Stock issued in settlement of lawsuit                                  --         616,000              --
   Amortization of original issue discount                        14,345,635      26,125,506      29,801,500
   Amortization of imputed discount on debt                          349,660         699,340         349,632
   Compensation expense related to stock options                     151,085              --              --
   Loss on sales and writedown of assets                             815,521       2,907,174         389,521
   Provision for losses on subscriber receivables                  1,849,000         988,700         508,430
Changes in assets and liabilities
   Increase in subscriber receivables                             (1,320,553)     (1,749,222)        (69,467)
  (Increase) decrease in notes and other receivables                (101,079)       (308,704)        342,176
  (Increase) decrease in prepaid expenses and other assets          (196,243)        614,280         (30,600)
   Increase in organization and financing costs                     (295,358)             --        (250,000)
   Increase (decrease) in accounts payable                        (2,471,876)     (1,320,309)      2,554,796
   Increase (decrease) in accrued expenses                           132,144      (1,191,865)       (875,552)
   Increase (decrease) in subscriber advance payments
    and deposits                                                     210,022         609,514         (41,547)
   Decrease in due to affiliates                                    (706,583)             --              --
                                                               -------------   -------------   -------------
     Net cash used in operating activities                       (14,871,687)     (8,753,193)     (3,276,484)
                                                               -------------   -------------   -------------

Cash flows from investing activities:
   Purchase of marketable securities                            (114,429,819)   (114,505,311)   (114,074,942)
   Proceeds principally from maturity of marketable
    securities                                                     4,492,331     163,542,528     128,951,689
   Proceeds from sales of assets                                      69,719         645,072       1,239,632
   Sale of service contracts and equipment                                --              --       3,396,838
   Acquisition of  Sat-Tel Services, Inc.                                 --      (3,440,400)             --
   Acquisition of Tilden and Anahuac frequencies                          --      (2,253,687)             --
   Sale of interest in Preferred Entertainment of  Champaign              --       1,997,929              --
   Purchase of wireless systems and equipment from
     Broadcast Cable, Inc.                                        (3,773,246)             --              --
   Purchase of wireless systems and equipment from
    Preferred Entertainment, Inc.                                 (4,117,902)             --              --
   Purchase of wireless systems and equipment from
    Eastern Cable Networks of Michigan, Inc.                      (4,912,229)             --              --
   Acquisition of Casa Grande frequencies                         (1,200,000)             --              --
   Acquisition of BTA licenses                                            --      (1,631,474)       (213,284)
   Investment in wireless systems and equipment                  (38,808,250)    (12,771,773)    (15,086,356)
   Issuance of additional notes receivable from affiliates            (9,115)             --              --
   Repayment of notes receivable from affiliates                     162,463              --              --
                                                               -------------   -------------   -------------
      Net cash (used in) provided by investing activities       (162,526,048)     31,582,884       4,213,577
                                                               -------------   -------------   -------------

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                                               For the Years Ended
                                                                                   December 31,
                                                                 ---------------------------------------------
                                                                        1995           1996          1997
                                                                        ----           ----          ----
Cash flows from financing activities:
    Proceeds from issuance of notes payable                              141,350            --             --
    Repayment of notes payable                                       (12,422,531)   (4,406,962)    (9,658,377)
    Proceeds from the issuance of Senior Discount Notes, net         167,764,337            --             --
    Buyout of minority interest                                         (129,000)     (190,000)      (302,000)
    Dividends on Cummulative Preferred Stock                                  --      (170,492)      (526,497)
    Proceeds from the exercise of stock options                          180,794            --             --
    Proceeds from the issuance of convertible
      cumulative preferred stock                                      40,000,000            --             --
                                                                    ------------   -----------   ------------
        Net cash provided by (used in) financing activities          195,534,950    (4,767,454)   (10,486,874)
                                                                    ------------   -----------   ------------
          Net increase (decrease) in cash                             18,137,215    18,062,237     (9,549,781)
Cash and cash equivalents, beginning of year                           5,106,343    23,243,558     41,305,795
                                                                    ------------   -----------   ------------
Cash and cash equivalents, end of year                              $ 23,243,558   $41,305,795   $ 31,756,014
                                                                    ============   ===========   ============

Supplementary disclosures of cash flow information:
        Cash paid for interest, net of amount capitalized           $    635,627   $   794,465   $  1,364,041
        Cash received for interest                                  $  6,060,869   $ 6,193,670   $  4,844,438


Supplemental disclosures of noncash investing and financing activities:

During 1995, the Company acquired frequency rights in exchange for 7,143 shares of common stock. In addition, a $4,500,000 note payable was exchanged for 180,000 shares of the Company's common stock. In connection with the acquisition of Broadcast Cable, Inc., the Company issued a $6,727,000 promissory note. In May 1995, the Company issued warrants valued at $3,757,000 in connection with the issuance of senior discount notes. In connection with the acquisition of Eastern Cable Networks of Michigan, Inc. in August 1995, the Company issued warrants valued at $574,000 (which expired on December 31, 1996), $5,150,000 of notes payable, and cumulative preferred stock in the amount of $5,850,000. The Company issued 2,760,479 common shares of stock in connection with the acquisition of Preferred Entertainment, Inc. in September 1995. In October 1995, the Company acquired a 17.5% equity interest in People's Choice TV of Phoenix, Inc. in exchange for 115,000 shares of PCTV Common Stock.

During 1996 in connection with the acquisition of Sat-Tel Services, Inc., the Company issued a note payable in the amount of $1,250,000 and issued 27,614 shares of common stock.

During 1996 and 1997, the Company acquired frequency rights in exchange for notes payable of $6,525,896 and $1,891,000, respectively.


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Company:

       People's Choice TV Corp. (the "Company" or "PCTV") was incorporated in Delaware on April 22, 1993. The Company and its predecessors have been engaged in wireless communications since 1988.

       The Company's strategy is to own, develop and operate wireless communications systems, and provide wireless cable and internet access services in large markets, a majority of which are expected to be among the top 30 Designated Market Areas. PCTV's operating and targeted markets are concentrated in the midwestern and southwestern regions of the United States. Currently, the Company operates six wireless cable systems located in Houston, Tucson, Chicago, Phoenix, St. Louis and Detroit and controls wireless frequency rights in three additional markets located in Indianapolis, Salt Lake City and Milwaukee. In addition, the Company operates a high speed internet access service in the Detroit and Phoenix markets.

       Wireless cable television is a new industry within the highly competitive subscription television industry. PCTV's principal competitors in each market are traditional hardwire cable, direct broadcast satellite and private cable operators. The Company's strategy has been to continue conservation of capital pending (i) the launch of the Company's high speed internet access service marketed under the name SpeedChoice and (ii) the implementation of digital video compression technology. The Company first began offering the SpeedChoice high speed internet service in the Detroit market in October 1997 and in the Phoenix market in March 1998 and cannot at this time assess the overall market interest in this product. With respect to the Company's proposed digital video system, the Company is currently working to resolve certain technical issues relating to the desired performance of the system. The Company now expects the launch of a compressed digital video service to occur in the second half of 1998. When the Company offers this service in a market, it anticipates that it will offer the service in conjunction with the offering of the SpeedChoice service. The Company believes that the implementation of digital video compression technology will expand its video service offering, and, in conjunction with the offering of the SpeedChoice service, will enhance the Company's ability to attract and retain customers. Both the SpeedChoice service and digitally compressed video are new products for the Company and there can be no assurance that the Company will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for video programming and internet access services.


(2)  Summary of Significant Accounting Policies:

Principles of consolidation--

       The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates--

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

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Cash equivalents--

       The Company has classified marketable securities and time deposits as cash equivalents if the original maturity of such investments is three months or less at time of purchase.

Marketable securities--

       Marketable securities consist of U.S. Government and Federal Agency bonds which have an original maturity in excess of three months at time of purchase. At December 31, 1996 and 1997 these securities vary in maturity up to eight months. The Company has classified these securities as held-to-maturity and they are recorded at amortized cost. The fair market value of the securities as of December 31, 1997 and 1996 approximated the carrying value.

Organization and financing costs--

       Organization and financing costs are being amortized over a five year period. Amortization expense amounted to approximately $1,718,000, $1,664,000 and $1,677,000 in 1995, 1996 and 1997, respectively.

Excess of purchase price over fair market value of assets acquired--

       Excess of purchase price over fair market value of assets acquired is being amortized over 20 years.

Long-lived assets--

       The Company periodically reviews the carrying value of the investment in wireless systems and equipment, including frequency rights and intangible assets, for each wireless communication system in order to determine whether an impairment may exist. The Company considers relevant cash flow, estimated future operating results, trends and other available information including the fair value of frequency rights owned, in assessing whether the carrying value of the assets can be recovered. An impairment would be measured as any deficiency in estimated undiscounted cash flows of the wireless communication system to recover the carrying value related to the assets. The Company believes that no such impairments exist.

Revenue recognition--

       Subscription revenues are recognized in the period of service. The Company records installment revenue billed in installments when received. Customer related acquisition costs, including direct commissions, exceeded installation revenues in 1995 and 1996.

System launch expenses--

       Administrative and marketing expenses incurred by systems during their launch period are expensed as incurred.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Basic and diluted earnings per share--

       In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". There was no effect on earnings per share in the three years ended December 31, 1997. The basic and diluted net loss per common share has been computed based on the weighted average of common shares outstanding. The 1995, 1996 and 1997 shares also include common equivalent shares issuable upon exercise of certain outstanding stock options and the Bank of Montreal warrant.

Reclassification--


       Certain reclassifications have been made to prior year financial data to conform to the current year presentation.

(3)  Acquisitions and Dispositions:

       On December 1, 1997, the Company sold service contracts and equipment, in St. Louis, to ResNet Communications, LLC., representing approximately 3,900 analog video customers. The net proceeds were approximately $3,400,000, resulting in a gain of approximately $1,000,000.

       On September 3, 1997, the Company closed on a previously announced asset exchange transaction with CS Wireless Systems, Inc. ("CS"). The Company exchanged certain wireless frequencies and equipment in Kansas City for certain of CS's wireless frequencies and equipment in Salt Lake City. The transaction covers 21 wireless frequencies in Kansas City, 28 wireless frequencies in Salt Lake City, and the Basic Trading Area ("BTA") licenses for both markets. The net book value of the Kansas City assets was carried over to the Salt Lake City assets resulting in no gain or loss on the transaction.

       In January 1996, the Company acquired rights to non-strategic wireless frequencies and certain other assets, including leases for 20 channels in Tilden, Illinois. In August 1997, the Company returned the rights to these frequencies to the FCC, resulting in a loss of approximately $850,000.

       In January 1996, Preferred Entertainment of Champaign, of which Specchio Development Investment Corp.("SDIC"), a wholly-owned subsidiary of the Company, had a two thirds partnership interest, was sold for approximately $2,200,000. The Company's share of the net proceeds, after payment of all outstanding liabilities, was approximately $2,000,000, resulting in a gain of approximately $200,000.

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

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


       On August 29, 1995 the Company closed on an acquisition transaction with Eastern Cable Networks Corp. and affiliates ("ECN") by which the Company acquired the rights to 26 wireless cable frequencies in the Detroit market and certain other related assets (the "Detroit System"). PCTV holds the Detroit System in a subsidiary named People's Choice TV of Detroit, Inc. ("PCTV Detroit"). The consideration paid for the Detroit System by PCTV includes: (i) $4.9 million in cash (including transaction costs); (ii) $3.0 million in the form of a promissory note of PCTV maturing in three years with an interest rate of 8% per annum; (iii) $2.2 million in the form of a promissory note maturing in five years with an interest rate of 9% per annum, guaranteed by PCTV; (iv) assumption of approximately $8.7 million in indebtedness of ECN, of which $4.5 million was paid by the Company at closing; and (v) the issuance of redeemable cumulative preferred stock of PCTV Detroit with a liquidation preference of $5.8 million and a 9% dividend rate, guaranteed by PCTV. PCTV transferred to ECN all of its rights to 26 wireless cable frequencies in the Baltimore market. As of the closing date, these frequencies had a book value of approximately $1.0 million. The Company issued to ECN warrants valued at $574,000 to purchase 154,762 shares of PCTV Common Stock, exercisable for $.10 per share, provided that the market price of PCTV Common Stock reached $30 to $35 by December 31, 1996. These warrants expired at December 31, 1996. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed.

       On September 8, 1995, PCTV and Preferred Entertainment, Inc. ("PEI") closed on a merger transaction pursuant to which PCTV acquired PEI through a merger in which PEI became an indirect wholly-owned subsidiary of PCTV.
Pursuant to the merger agreement, PCTV acquired each share of PEI Common Stock that it did not already own, through SDIC, for consideration consisting of .7548 shares of PCTV Common Stock, which was valued at $22 per share at the closing date. The total purchase price of approximately $65,129,000 includes the issuance of approximately 2,760,479 shares of PCTV Common Stock and other consideration. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed. Substantially all of the excess of purchase price over the net assets acquired has been allocated to frequency rights. Additionally, PCTV, PEI and the former CEO of PEI have entered into a three year non-compete agreement barring the former CEO from competing with PCTV or PEI in any markets in which PCTV has already established a presence or in the future establishes a presence before the former CEO.

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

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(4)  Investment in Wireless Systems and Equipment:

     The investment in wireless systems and equipment is as follows:

                                                                    December 31,
                                                            ---------------------------
                                                                1996           1997
                                                            ---------------------------
Inventory and construction in progress                      $  3,999,143   $  7,857,585
Property and equipment                                       102,605,500    105,762,165
Frequency rights                                             145,415,892    147,947,722
                                                            ------------   ------------
                                                             252,020,535    261,567,472
Less--accumulated depreciation and amortization of
                 property and equipment                      (39,890,358)   (58,225,115)
           accumulated amortization of frequency rights      (15,807,614)   (25,680,990)
                                                            ------------   ------------
                                                            $196,322,563   $177,661,367
                                                            ============   ============

Depreciation and amortization is calculated on a straight-line basis over the following useful lives:

         Frequency rights                             12  years
         Wireless systems and equipment             3-10  years
         Vehicles                                      5  years
         Furniture and fixtures                        5  years
         Office equipment                              5  years
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

(5)  Income Taxes:

       The provision for income taxes for December 31, 1995, 1996 and 1997 is as follows:

                                                            Years Ended December 31,
                                                 ---------------------------------------------
                                                     1995              1996             1997
                                                 ---------------------------------------------
Current state and local income taxes               $152,500           $56,500          $52,000
                                                   ========           =======          =======


       The following represents a reconciliation of the Company's federal statutory income tax benefit to the income tax provision:

                                                                     Years Ended December 31,
                                                      ---------------------------------------------------
                                                            1995              1996              1997
                                                      ---------------------------------------------------
Statutory federal income tax (benefit)                  $(18,578,900)      $(26,560,600)     $(24,624,300)
State and local taxes, net of federal expense                 99,100             36,700            33,800
Losses not benefited                                      18,605,200         26,560,900        24,625,200
Other                                                         27,100             19,500            17,300
                                                        ------------       ------------      ------------
Income tax provision                                    $    152,500       $     56,500      $     52,000
                                                        ============       ============      ============

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


       The Company and its subsidiaries have net operating loss carryforwards ("NOLs") at December 31, 1997 for income tax purposes (subject to certain limitations and Internal Revenue Service review) totaling approximately $140.6 million which expires in the years 2006 through 2012. Approximately $21.3 million of these NOLs are available only to offset future taxable income of individual Company subsidiaries.

       The principal temporary items comprising the net unrecognized deferred income tax asset are as follows:

                                                                                   December 31,
                                                                         -----------------------------
                                                                               1996           1997
                                                                         -----------------------------
Non-qualified stock options                                                $    297,500   $    297,500
Depreciation and amortization                                                 9,255,800      2,510,000
Allowance for doubtful accounts                                                 366,500        266,800
Start up costs capitalized for tax                                            1,405,800        934,300
Inventory reserve                                                               659,700      3,356,200
Amortization of discount on senior discount notes                            40,471,100     70,272,600
Accrued expenses                                                              3,170,800      3,709,400
Other                                                                         4,192,500      5,410,400
Net operating loss carryforward for income tax purposes                     113,017,300    140,625,800
Utilization of financial reporting net operating loss
   carryforward for deferred tax liabilities                                (78,134,000)   (62,582,000)
                                                                           ------------   ------------
                                                                             94,703,000    164,801,000
                                                                           ------------   ------------
Net deferred tax asset unrecognized at federal statutory rate                33,146,050     57,680,400
Less:  valuation reserve                                                    (33,146,050)   (57,680,400)
                                                                           ------------   ------------
Net deferred tax asset recognized                                          $          0   $          0
                                                                           ============   ============

For the years ended December 31, 1996 and 1997, the Company has utilized NOLs for financial reporting purposes of $78.1 million and $62.6 million, respectively. These NOLs were used to reduce the deferred tax liabilities related to the acquisitions made by the Company.

(6)  Notes and Other Payables:

                                                                             December 31,
                                                                  -------------------------------
                                                                         1996            1997
                                                                  -------------------------------
13.125% senior discount notes due June 1, 2004                      $ 332,000,000    $332,000,000
   Less original issue discount ("OID") (a)                          (120,198,859)    (90,397,359)
                                                                    -------------    ------------
                                                                      211,801,141     241,602,641
                                                                    -------------    ------------
Notes payable, Federal Communications Commission, due August
   and December 2006 and January 2007, with interest at 9.5% (b)        6,525,896       8,416,653
Notes payable of PCTV Detroit (c)                                       7,203,012       6,070,190
Note payable from acquisition, due and paid January 1997, with
   interest at 5.5%                                                     1,250,000              --
Note payable, Broadcast Cable, Inc. non-interest bearing,
   due and repaid May 1997 (d)                                          6,377,122              --
PEI bank line of credit of $20,000,000, with interest at 9.125%,
   repaid November 1997                                                   579,016              --
Other, with interest rates ranging from 6% - 13.60% and due
   dates ranging from 1997-2000, partially secured by equipment           694,641         375,546
                                                                    -------------    ------------
                                                                    $ 234,430,828    $256,465,030
                                                                    =============    ============

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


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

(b) As a result of the FCC auction for Multichannel Multipoint Distribution Service ("MMDS") and/or Multipoint Distribution Service ("MDS") authorizations for the BTA's, the Company purchased 28 BTA authorizations. The payment terms require a 20% downpayment; for two years after the conclusion of the auction, payments of interest in the remaining principal balance; and beginning two years after the conclusion of the auction, amortization of the remaining principal and interest over an eight year period.

(c)  As a result of the acquisition of the Detroit System, the Company issued
(i) notes payable in the amount of $3,000,000 with interest at 8%, of which the remaining $2,700,000 is due August 1998, subject to certain conditions; and (ii) notes payable in the amount of $2,150,000, plus accrued interest of $200,000, due December 2000 with an interest rate of 9% per year. The Company also assumed a note payable to the predecessor owners in the amount of approximately $4,200,000 with interest at 8% payable in quarterly installments, of which the remaining $1,100,000 is due September 1998.

(d) In accordance with a purchase agreement between Wireless Cable of Indianapolis, Inc. ("WCI"), a majority-owned subsidiary of the Company, and Broadcast Cable, Inc. ("BC"), WCI issued a promissory note to BC, face value of $6,726,754, due the later of May 31, 1997 or upon completion of certain events relating to frequencies acquired. In May 1997, the Company repaid $5,900,000 in settlement of the note, resulting in a gain of $826,754.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Annual maturities of all debt are as follows:

        Years ending December 31:
        1998                                       $  4,116,870
        1999                                            832,673
        2000                                          3,162,412
        2001                                            907,195
        2002 and thereafter                         337,843,239
                                                   ------------
                                                    346,862,389
        OID                                         (90,397,359)
                                                   ------------
                                                   $256,465,030
                                                   ============

The fair value of the senior discount notes at December 31, 1997, was approximately $93,000,000 and is based on the quoted market price of the debt. The fair value of the other notes and other payables approximate the carrying value.

(7)  Convertible Pay-In-Kind Preferred Stock:

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

       The Convertible Preferred Stock is entitled to vote as a single class with the Common Stock on all matters submitted to a vote of the stockholders. Each share of Convertible Preferred Stock is entitled to 4.444 votes per share. The terms of the Stock Purchase Agreement provide that certain extraordinary actions by the Company including, but not limited to, acquisitions, mergers, incurrence of indebtedness, issuances or repurchases of debt and equity securities, or affiliate transactions shall require the affirmative vote of two-thirds of the Board of Directors.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


       Dividends on the Convertible Preferred Stock (and interest on unpaid dividends) accrue at an annual rate of 9-7/8% and are payable quarterly in additional shares of Convertible Preferred Stock up to the fifth anniversary of the date of issuance of such shares. After such date, dividends may only be paid in cash. The Convertible Preferred Stock may not be redeemed by the Company prior to the fifth anniversary of the date of its first issuance. Thereafter, the Company may redeem all of the Convertible Preferred Stock at a price per share equal to 106% of the liquidation preference plus 106% of the sum of accrued and unpaid dividends and interest on unpaid dividends for cash or shares of Common Stock.

       The Convertible Preferred Stock is also redeemable, as defined, upon a change in control of the Company or on the tenth anniversary of the date of its first issuance of shares of Convertible Preferred Stock.

(8)  Employee Benefits:

       The Company maintains two 401(k) employee benefit plans pursuant to which participants can defer a certain percent of their annual compensation in order to receive certain benefits upon retirement, death, disability or termination of employment. The Company makes matching contributions of up to $400 per employee in one plan which vests immediately and 40% of up to 6% of employee salary, per employee in another plan which vests over a period of seven years. During 1995, 1996 and 1997, the Company incurred expenses of approximately $53,000, $89,000 and $83,000, respectively, related to these plans.

(9)  Stock Options and Warrants:

       In connection with the initial public offering, the underwriter was granted a warrant for 250,000 shares of common stock at an exercise price of $12.60 per share. These warrants expire on July 8, 1998.

       On April 30, 1993, PCTV adopted a non-qualified stock option plan for certain key employees (the "Key Employee Plan"), which is administered by three members of PCTV's Board of Directors. Under the Key Employee Plan, 111,085 shares of common stock are reserved for issuance pursuant to options granted thereunder at an exercise price of $.10 per share. Options to purchase 111,085 shares of common stock were issued in April and June 1993. The option holders are entitled during their employment to exercise the options for a cash payment of the exercise price at any time between the first and tenth anniversaries of the date of grant of the options. Options granted under the Key Employee Plan generally are non-transferable.

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

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


       In April 1993, PCTV adopted its 1993 Stock Option Plan (the "1993 Plan"), which is administered by three members of PCTV's Board of Directors. Under the 1993 Plan, options to purchase an aggregate of not more than 1,800,000 shares of common stock may be granted from time to time to key employees (including officers), advisors and independent consultants to PCTV or to any of its subsidiaries (other than those persons eligible for participation under the Founders Plan). Options granted to officers and employees may be designated as incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). Options granted to independent consultants and other non-employees may only be designated NQSOs.

       A summary of the status of the Company's stock option plans as of December 31, 1995, 1996 and 1997, and changes during the years ending on those dates, is presented below:

                                -----------------------------------------------------------------------------
                                           1995                   1996                       1997
                                -----------------------------------------------------------------------------
                                              Weighted                Weighted                    Weighted
                                              Average                  Average                    Average
                                              Exercise                Exercise                    Exercise
                                   Shares      Price       Shares       Price        Shares        Price
                                -----------------------------------------------------------------------------
Outstanding, beginning of year    616,725     $13.34      653,275      $13.70        835,725       $13.67
Granted                            88,500      19.92      227,750       14.53        971,750         4.92
Exercised                         (13,950)     12.96           --          --             --           --
Forfeited/canceled                (38,000)     22.66      (45,300)      18.52       (475,250)       17.36
                                  -------     ------      -------      ------      ---------       ------
Outstanding, end of year          653,275     $13.70      835,725      $13.67      1,332,225       $ 5.97
                                  =======     ======      =======      ======      =========       ======

Weighted average fair value of
   options granted during year                $12.26                   $ 9.82                      $ 1.91
                                              ======                   ======                      ======
Options exercisable at end of
   year                           458,843                 535,266                    452,516
                                  =======                 =======                  =========

          The following table summarizes information about stock options outstanding at December 31, 1997:

                                                    Options Outstanding
                                 ---------------------------------------------------------
                                 Options Outstanding       Weighted Average       Weighted
                                         at            Remaining Contract Life    Average
      Range of Exercises          December 31, 1997                                Price
------------------------------------------------------------------------------------------
                $   .10                 72,475                5.5 years           $  .10
          $1.50 - $4.00                746,625                9.3 years           $ 2.99
         $10.50 - $23.00               513,125                7.2 years           $11.08

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes Pricing Model with the following assumptions used for grants:

                                    1995          1996          1997
                               -------------------------------------------
Risk-free interest rate         5.8% to 7.4%   5.8% to 6.6%   5.7% to 6.7%
Expected lives                    7 years        7 years       7 years
Expected dividend rate              0%              0%            0%
Expected volatility                58%             58%           75%

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


       The Company accounts for stock options and warrants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for the options granted. Had compensation cost for 1995, 1996 and 1997 been determined under the principles of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", net loss would have been as follows:

                                        1995           1996           1997
                                  --------------------------------------------
Loss applicable to common
 shares:
    As reported                     $(57,931,590)  $(82,010,082)  $(76,279,303)
    Proforma                        $(58,065,442)  $(82,857,841)  $(77,141,030)

Basic and dilutive loss per
  common share:
   Loss before extraordinary gain:
      As reported                         $(5.34)        $(6.26)        $(5.86)
      Proforma                            $(5.35)        $(6.33)        $(5.93)
   Net loss:
      As reported                         $(5.23)        $(6.26)        $(5.80)
      Proforma                            $(5.24)        $(6.33)        $(5.87)

       These proforma amounts may not be indicative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

(10) Employment and Consultant Agreements:

       PCTV has written employment agreements with three executives which provide for combined annual base salaries of $514,000. Each of these officers is eligible to receive an annual bonus as determined by the Company. The employment agreements for these three executives expire in April 1998 through January 1999, unless earlier terminated by the Company or the employee. The agreements contain confidentiality and non-competition provisions and require the officers to devote full time to the business of the Company. Pursuant to these agreements, if their employment is terminated by the Company without cause, they are entitled to their base salary and certain benefits for up to one year.

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

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(11)  Commitments and Contingencies:

        Under various lease and rental agreements for offices, warehouses, equipment and frequency licenses, the Company had expenses of approximately $3,729,000, $6,294,000 and $5,926,000 in 1995, 1996 and 1997, respectively.
Future annual minimum payments under these non-cancelable agreements, including only the initial terms for frequency licenses, are as follows:

        1998                                              $ 4,997,000
        1999                                                4,277,000
        2000                                                3,587,000
        2001                                                3,502,000
        2002 and thereafter                                11,737,000
                                                          -----------
                                                          $28,100,000
                                                          ===========

        The Company has entered into an agreement with General Instruments Corporation ("GIC") pursuant to which the Company is obligated to purchase 50,000 converter boxes over the three year life of the contract. The Company can cancel its minimum purchase obligation by paying a per box cancellation fee. The Company's anticipated 1998 payments for converter boxes under the terms described above have been included in the Company's estimates of capital expenditures for 1998.

        On February 18, 1998, the FCC commenced an auction in the Local Multipoint Distribution Service ("LMDS"). LMDS operates at a higher frequency than MDS and has a shorter transmission range, requiring the use of multiple cells in order to serve an entire market. Within each of the 493 BTAs being auctioned there are two frequency blocks, an "A block" and a substantially smaller "B Block" of spectrum. The Company participated in the auction as a designated entity which entitles it to a small business discount on any winning bids. The auction concluded in March, 1998. The Company was the successful bidder for the Phoenix, Arizona "B block" license and the Prescott, Arizona "A block" license. To participate in the auction, the Company deposited $20.3 million with the FCC. The total payment required to the FCC for the two licenses is $3,221,400 which amount includes the Company's small business discount. The Company will be required to pay 20% of that amount to the FCC within five days of a public notice issued at the close of the auction announcing it is an auction winner. The Company will then be required to submit a long-form application which, when granted, will require that the Company pay the remainder of the $3,221,400. The required payments will be deducted from the deposit that the Company previously made with the FCC. The remainder of the auction deposit will then be returned to the Company.

        The Company has approximately $80.3 million of cash, cash equivalents and marketable securities at December 31, 1997. The Company estimates that it will spend $23.2 million in 1998 on investment in wireless systems and equipment. The level of capital expenditures incurred for customer installations is primarily variable and dependent on the customer installation activities of the Company. Therefore, actual customer installation expenditures may be more or less than the Company's estimate. Cash payments on debt obligations for the next five years are included in Note 6.

        There are certain claims against the Company which are incidental to the ordinary course of business. In the opinion of management, the ultimate resolution of these claims will not have a material effect on the financial statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(12)  Valuation and Qualifying Accounts:

                                           Balance at  Charged to               Balance
                                           Beginning    Costs &                 at end
Description                                of Period    Expenses   Deductions  of Period
-----------                                ----------  ----------  ----------  ---------
December 31, 1995
Allowance for Doubtful Accounts              $283,700  $1,849,000  $1,481,400   $651,300

December 31, 1996
Allowance for Doubtful Accounts              $651,300  $  989,000  $1,260,800   $379,500

December 31, 1997
Allowance for Doubtful Accounts              $379,500  $  508,000  $  622,500   $265,000

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

Executive Officers and Directors

        The following table sets forth certain information concerning each of the Company's directors and executive officers:

Name                                   Age  Position with Company
----                                   ---  ---------------------
Matthew Oristano(1)(2)(3)               41  Chairman, Chief Executive Officer, and Director
Charles F. Schwartz                     42  Senior Vice President, Chief Financial Officer and
                                            Chief of Staff
Todd A. Rowley                          33  Senior Vice President--Market Development
Peter Lynch                             50  Senior Vice President--Operations
Robert Young                            42  Senior Vice President
Donald E. Olander                       38  Vice President, General Counsel and Corporate
                                            Secretary
Michael F. Whalen, Jr.                  32  Vice President--Finance and Acquisitions
Victor Oristano                         81  Vice Chairman and Director
James J. Mossman                        39  Director
Anthony Grillo(1)(2)(3)                 42  Director
Terry L. Scott(1)(2)(3)                 47  Director

_______________
(1) Member of the Audit Committee. The Audit Committee assists the Board of Directors in fulfilling its responsibilities with respect to the Company's accounting and financial reporting activities.
(2) Member of Compensation Committee. The Compensation Committee determines the compensation to be paid by the Company to its officers.
(3) Member of Stock Option Committee. The Stock Option Committee determines the stock options to be granted by the Company to employees, consultants and advisors.

        There are currently five members of the Board of Directors of the Company. Three of these members are elected by the holders of the Common Stock and Convertible Preferred Stock voting as a single class (the "Common Stock Directors"). Two of these directors are elected by the holders of the Convertible Preferred Stock voting as a separate class (the "Preferred Stock Directors"). The Common Stock Directors are divided into three classes, with directors in each class serving three-year staggered terms. There are currently three Common Stock Directors, consisting of one director who is serving for a term which expires in 2000, one director who is serving for a term which expires in 1999, and one director who is serving for a term which expires in 1998. All directors hold office until their successors have been elected and qualified. In connection with its initial public offering of Common Stock, the Company agreed with Gerard Klauer Mattison & Co, Inc. ("GKM"), the representative of the underwriters for that offering, that until July 8, 1998 the Company will use its best efforts to cause, if requested by GKM, an individual selected by GKM and reasonably acceptable to the Company to be elected to the Company's Board of Directors, who may be an officer, director or affiliate of GKM. GKM has not exercised such right to date.

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

        Robert Young has been Senior Vice President of the Company from January 1996. From the 1980's to January 1996, Mr. Young was an executive officer and principal stockholder of Sat-Tel Services, Inc., which company provided installation services for the Company. In January 1996 the Company acquired all of the outstanding capital stock of Sat-Tel Services, Inc. and Mr. Young became an officer of the Company.

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

        James J. Mossman is a Member of Blackstone Group Holdings (BGH) L.L.C. He was a General Partner of BGH L.P. from 1990 to February 1996 and Vice President of the Blackstone Group L.P. (The Blackstone Group) from 1987 to 1989. Mr. Mossman serves on the board of directors of Great Lakes Dredge & Dock Corporation, Collins & Aikman Corporation and Transtar.

        Anthony Grillo has been a Senior Managing Director of The Blackstone Group L.P. since January 1993. He was a Managing Director of The Blackstone Group from May 1991 to January 1993. Mr. Grillo serves on the board of directors of Littelfuse, Inc., Tracor, Inc., General Aquatics, Inc., Joule, Inc., Barr Technologies, Inc. and other privately held companies.

        Terry L. Scott is currently Chairman and Chief Executive Officer of Flash Comm, Inc., a privately held company involved in data communications. From January, 1994 through October of 1995, Mr. Scott was President and Chief Executive Officer of Paging Network, Inc. From 1993 to 1995 Mr. Scott served on the board of directors of Paging Network. Mr. Scott first became President of Paging Network in February of 1993. From 1990 to 1993, Mr. Scott was Senior Vice President--Finance and Administration, Treasurer and Chief Financial Officer of Paging Network. Mr. Scott serves on the board of directors of the Personal Communications Industry Association (PCIA) and was on the executive committee of the PCIA from 1990 to 1995.

Section 16 Reports

        The Company believes that all required Forms 3, 4 and 5 were filed on time during fiscal 1997.

ITEM 11.  EXECUTIVE COMPENSATION

  The following table discloses compensation for the fiscal years listed received by the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers.

                           Summary Compensation Table

                                                            Annual Compensation
                                               --------------------------------------------
                                                                                                   Long Term
                                                 Fiscal                        Other Annual   Compensation Awards       All Other
Name and Principal Position                       Year    Salary    Bonus(1)   Compensation      Options(#)(2)       Compensation(3)
---------------------------                      ------  --------   --------   ------------  ----------------------  ---------------

Matthew Oristano                                 1997    $212,000        $ 0             $0                 0             $ 1,900
   Chairman and Chief Executive Officer          1996    $212,000        $ 0             $0                 0             $ 1,900
                                                 1995    $212,000        $ 0             $0                 0             $50,000(4)


Robert Young (5)                                 1997    $130,000    $50,000             $0            25,000             $ 3,800
   Senior Vice President                         1996    $126,000    $37,300             $0             5,000             $ 2,300

Peter Lynch (6)                                  1997    $143,000         $0             $0            55,000             $ 1,500
   Senior Vice President--Operations             1996    $142,000         $0             $0            30,000             $ 1,500
                                                 1995     $54,000         $0             $0            25,000                $900

Charles F. Schwartz                              1997    $143,000         $0             $0            70,000                $900
   Senior Vice President, Chief Financial        1996    $139,000         $0             $0            30,000                $900
      Officer                                    1995    $108,000         $0             $0            20,000                $650

Todd A. Rowley                                   1997    $123,000         $0             $0            55,000                $600
   Senior Vice President--Market Development     1996    $121,000         $0             $0            30,000                $600
                                                 1995    $108,000    $15,000             $0            15,000                $200

_______________

(1) Cash bonuses for services rendered in fiscal years 1997, 1996 and 1995 have been listed in the year earned, but were actually paid in the following fiscal year.
(2) The number of options granted for fiscal 1997 includes 25,000, 40,000, and 35,000 options for Messrs. Lynch, Schwartz and Rowley, respectively, which were issued pursuant to the Company's option exchange and repricing program implemented in 1997.
(3) Except as otherwise noted, the items reported are for life insurance premiums and matching contributions to the Company's 401(k) plan.
(4) Reflects $50,000 received from Alda Communications Corp. as directors' fees.

(5) Mr. Young became an executive officer of the Company in January, 1996.
(6) Mr. Lynch became an executive officer of the Company in June, 1995.

The following table sets forth certain information regarding stock option grants made to the named executive officers in 1997.

                                       Option Grants in Last Fiscal Year

                                               Individual Grants
                             -----------------------------------------------------
                                              % of Total                             Potential Realizable Value
                                               Options                                at Assumed Annual Rates
                                              Granted to                                        of
                                              Employees      Exercise                 Stock Price Appreciation
                              Options          in Fiscal      Price     Expiration      for Option Term(1)
Name                          Granted (#)        Year        ($/Sh.)       Date           5%($)        10%($)
----                         ----------          ----        --------   ----------      ---------    ---------
Matthew Oristano                    0               --             --          --           --            --
Robert Young                   25,000(2)           3.3%        1.6875     12/9/07        $26,531       $ 67,236
Peter Lynch                    30,000(2)           4.0%        1.6875     12/9/07        $31,838       $ 80,683
                               12,500(3)           1.7%        4.00       1/28/07        $31,445       $ 79,687
                               12,500(3)           1.7%       11.50      10/15/06             $0             $0
Charles F. Schwartz            30,000(2)           4.0%        1.6875     12/9/07        $31,838       $ 80,683
                               20,000(3)           2.6%        4.00       1/28/07        $50,312       $127,499
                               20,000(3)           2.6%       11.50      10/15/06             $0             $0
Todd A. Rowley                 20,000(2)           2.6%        1.6875     12/9/07        $21,225       $ 53,788
                               17,500(3)           2.3%        4.00       1/28/07        $44,023       $111,562
                               17,500(3)           2.3%       11.50      10/15/06             $0             $0

_______________
1 Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year term of the option. Potential realizable values are net of exercise price, but before taxes associated with exercise. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.
2 Incentive stock option which has an exercise price equal to the fair market value of the Common Stock on the date of grant, vests at a rate of 33 1/3 percent on the first, second and third anniversary of the grant date and has a term of ten years.
3 Options issued in connection with the Company's option exchange and repricing program which was implemented in 1997. Incentive stock option which has an exercise price equal to the fair market value of the Common Stock on the date of grant, vests at a rate of 33 1/3 percent on the first, second and third anniversary of the grant date and has a term of ten years.

Option Exercises and Fiscal 1997 Year-End Value

        The number of options exercised and the value realized from any such exercise during fiscal 1997 and the number and value of options held at fiscal year end for the named executive officers are set forth in the following table.

          Aggregate Option Exercises and Fiscal Year-End Option Values
          ------------------------------------------------------------

                                                         Number of Securities
                                                        Underlying Unexercised       Value of Unexercised
                                                        Options at Fiscal Year     In-the-Money Options at
                                                               End (#)              Fiscal Year End ($)(1)
                                                      --------------------------  --------------------------
                            Shares       Value
                          Acquired on   Realized
Name                      Exercise(#)    ($)(2)       Exercisable  Unexercisable  Exercisable  Unexercisable
----                      -----------    ------       -----------  -------------  -----------  -------------
Matthew Oristano                    0       $0            205,000              0           $0             $0
Robert Young                        0       $0                833         29,167           $0             $0
Peter Lynch                         0       $0              4,167         80,833           $0             $0
Charles F. Schwartz                 0       $0              6,667         93,333           $0             $0
Todd A. Rowley                      0       $0             41,833         79,167      $60,480             $0

_______________
(1) Value of unexercised options is (i) the fair market value of the common stock at fiscal 1997 year end ($1.78) less the option exercise price per share, times (ii) the number of shares subject to the option.
(2) Value realized upon exercise is (i) the fair market value of the Common Stock on the date of exercise, less the option exercise price, times (ii) the number of shares of common stock received on exercise of the option.


Compensation Committee Interlocks and Insider Participation

        The following individuals serve as members of the Compensation Committee of the Board of Directors: Matthew Oristano, Anthony Grillo and Terry Scott. Certain transactions between members of the Compensation Committee and the Company are described below under "Certain Relationships and Related Transactions".

Employment and Consulting Agreements

        The Company has a written employment agreement with Matthew Oristano. Pursuant to this agreement Mr. Oristano receives an annual base salary of $204,000 and he may receive an annual bonus to be determined by the Company's Compensation Committee. The agreement was executed by the Company and Mr. Oristano in April 1993, became effective in July 1993 upon the consummation of the Company's initial public offering and, unless terminated earlier by the Company or Mr. Oristano, will continue in effect for five years from the effective date. The agreement contains confidentiality and non-competition provisions and contemplates that Mr. Oristano will devote his full time to the business of the Company. Pursuant to this agreement, if Mr. Oristano's employment is terminated by the Company without cause, he is entitled to his base salary and certain benefits for the remainder of the employment term.

        The Company has a written employment agreement with Peter Lynch. Pursuant to this agreement, Mr. Lynch currently receives an annual base salary of $155,000 and the agreement provides that he may receive an annual bonus to be determined by the Company's Compensation Committee. The agreement became effective in February 1996 and, unless terminated earlier by the Company or Mr. Lynch, will continue in effect for three years from the effective date. The agreement contains confidentiality and non-competition provisions and contemplates that Mr. Lynch will devote his full time to the business of the Company. If the Company terminates Mr. Lynch's employment prior to the end of his employment term, Mr. Lynch is entitled to receive the continuation of his base salary and benefits for a period of one year from the date of termination.

        The Company has a written employment agreement with Robert Young. Pursuant to this agreement, Mr. Young currently receives an annual base salary of $155,000 and may also receive an annual bonus to be determined by the Company's Compensation Committee. The agreement became effective in January 1996 and, unless terminated earlier by the Company or Mr. Young, will continue in effect for three years from the effective date. The agreement contains confidentiality and non-competition provisions and contemplates that Mr. Young will devote his full time to the business of the Company. If Mr. Young's employment with the Company is terminated by the Company without cause, Mr. Young is entitled to receive an amount equal to his annual salary as a severance payment.

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

      The table below sets forth, as of March 25, 1998, certain information regarding beneficial ownership of Common Stock or Convertible Preferred Stock with respect to (i) each person or entity known to the Company who beneficially owns 5% or more of the outstanding shares of Common Stock or Convertible Preferred Stock, (ii) each director, (iii) the Company's Chief Executive Officer and other most highly compensated executive officers in fiscal 1997 and (iv) all executive officers and directors of the Company as a group:

                                                     Number and Percentage of                          Percentage
                                                            Shares of                Number and         of Common
                                                           Convertible          Percentage of Shares     Voting
Name of Beneficial Owner                                 Preferred Stock           of Common Stock        Power
------------------------                            --------------------------  ---------------------  -----------
Blackstone Capital Partners II Merchant Banking
  Fund L.P. (1)                                           508,558         75%                                14.2%
Blackstone Offshore Capital Partners II L.P. (1)          133,441         20%                                 3.7%
Blackstone Family Investment Partnership II
  L.P. (1)                                                 34,759          5%                                 1.0%
James J. Mossman (2)                                      676,758        100%                                18.9%
Anthony Grillo (2)                                        676,758        100%                                18.9%
Matthew Oristano (3)                                                               1,249,700     9.7%         7.8%
BCI Growth III, L.P. (4)                                                             971,974     7.5%         6.1%
FMR Corp. (5)                                                                        707,502     5.5%         4.4%
Fleming Capital Management (6)                                                     1,242,850     9.6%         7.8%
Dimensional Fund Advisors (7)                                                        942,421     7.3%         5.9%
Victor Oristano (8)                                                                  530,377     4.1%         3.3%
Todd A. Rowley                                                                        57,667     *            *
Charles F. Schwartz                                                                   23,334     *            *
Peter Lynch                                                                           18,334     *            *
Robert Young                                                                          36,667     *            *
All executive officers and directors as a group
  (11 persons) (9)                                        676,758       (100%)     1,951,906    15.1%        12.3%

----------------
  * Less than 1%

      (1) The principal address of Blackstone Capital Partners II Merchant Banking Fund L.P. ("BCPII") and Blackstone Family Investment Partnership II L.P. ("BFIPII") is 118 North Bedford Road, Mount Kisco, New York 10549. The principal address of Blackstone Offshore Capital Partners II L.P. ("BCP Offshore") is c/o Mees Pierson Management (Cayman), British American Center, Dr. Roy's Drive, Georgetown, Grand Cayman, British West Indies. The general partner of BCPII, BFIPII and BCP Offshore is Blackstone Management Associates II L.L.C. ("BMAII"). The members of BMAII have the power to vote and dispose of the PCTV Convertible P-I-K Preferred Stock.
      (2) Messrs. Mossman and Grillo are affiliated with The Blackstone Group L.P. in the capacities described under Item 10 Directors and Officers of the Registrant. Each such person's business address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, NY 10154. Mr. Mossman and Mr. Grillo are members of BMAII. Therefore, Mr. Mossman and Mr. Grillo may be deemed to share beneficial ownership of the PCTV Convertible Preferred Stock. Mr. Mossman and Mr. Grillo disclaim beneficial ownership of any such shares of PCTV Convertible Preferred Stock.
(3) Includes (i) 112,808 shares of Common Stock which Matthew Oristano owns directly, (ii) 888,827 shares of Common Stock owned by Alda Multichannels, Ltd. for which Matthew Oristano may be deemed to share voting power and investment power with members of his immediate family, (iii) 43,065 additional shares of Common Stock over which Matthew Oristano may be deemed to exercise indirect control, and (iv) 205,000 shares of Common Stock which Matthew Oristano has an option to acquire within 60 days of the date hereof pursuant to stock option agreements.
(4) BCI Growth's mailing address is c/o BCI Advisors, Inc., Glenpointe Centre West, Teaneck, New Jersey 07666.
(5) The address of FMR Corp. is 82 Devonshire Street, Boston, MA 02109.
(6) The address of Fleming Capital Management is 320 Park Ave., New York,
    NY 10022.
(7) The address of Dimensional Fund Advisors is 1299 Ocean Avenue, Santa Monica, CA 90401.
(8) Includes (i) 36,000 shares of Common Stock which Victor Oristano and his spouse own directly, (ii) 381,877 shares of Common Stock held by certain trusts and a foundation over which shares Victor Oristano may be deemed to exercise partial control, (iii) 10,000 shares of Common Stock held by a limited partnership over which shares Victor Oristano may be deemed to exercise partial control, and (iv) 102,500 shares of Common Stock which Victor Oristano has an option to acquire within 60 days of the date hereof pursuant to a stock option agreement.
(9) Includes 480,835 shares of Common Stock which all directors and executive officers of the Company have the option to acquire within 60 days of the date hereof but does not include 347,665 additional shares which all directors and executive officers have an option to acquire thereafter.

ITEM 13.  Certain Relationships and Related Transactions

Alda Channel Leases

    Alda Wireless Holdings, Inc. and Alda Gold, Inc. (together, the "Alda Companies"), which are controlled by Matthew Oristano, lease to the Company the rights to approximately 40 wireless frequencies held by such entities. The leases provide that the Company shall have the exclusive right to use the frequencies for an unlimited number of successive one-year terms renewable at the option of the Company. The annual lease payments to be paid by the Company are nominal. The Company has the option to acquire these frequency licenses for $100 per license, and the right to lease any wireless frequency licenses acquired by the Alda Companies. The Company believes that the terms of these leases between the Company and the Alda Companies are no less favorable to the Company than the terms of any similar lease that could have been obtained through arm's length negotiations with an unaffiliated third party.

Blackstone Services

    The Company and affiliates of The Blackstone Group have entered into an advisory and consulting agreement pursuant to which Blackstone Management Partners L.P. will provide strategic financial planning and other services (other than investment banking or other financial advisory services in connection with acquisitions and divestitures by the Company) to the Company for an annual fee of $250,000 (plus reimbursement of certain out-of-pocket expenses) subject to the approval of the Company in each year (no such amount was paid with respect to the 1996 or 1997 fiscal years).

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

3.2 Amendment to Certificate of Incorporation of Registrant dated June 16, 1994. (i)

3.3       Bylaws of Registrant. (a)

10.1      Employment Agreement between Registrant and Mr. Matthew Oristano. (a)

10.2      Employment Agreement between Registrant and Robert Young. (h)

10.3      Employment Agreement between Registrant and Peter Lynch. (h)

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

10.18     Registration Rights Agreement among Registrant and BCP II and
          BOCP II. (g)

10.19 Certificate of Designation of Convertible Cumulative Pay-in-Kind Preferred Stock. (g)

10.20 Asset Exchange Agreement, dated November 6, 1996, among CS Wireless Systems, Inc., Registrant, and People's Choice TV of Kansas
          City, Inc. (h)

10.21 Form of Indenture, dated May 19, 1995, between Registrant and Bank of Montreal Trust Company as Trustee, relating to Senior Discount
          Notes. (j)

10.22 Form of Warrant Agreement, dated May 19, 1995, between Registrant and Harris Trust Company of New York, as Warrant Agent, with respect to warrants issued with Senior Discount Notes. (k)

21.       Subsidiaries of Registrant. (*)

27.       Financial Data Schedule. (*)

---------------------------

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

(g) Document incorporated by reference from Form 8-K of Registrant dated October 27, 1994.

(h) Document incorporated by reference from Form 10-K for the fiscal year ended December 31, 1996 filed by the Registrant on March 31, 1997.

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


                                        PEOPLE'S CHOICE TV CORP.

                                        By: /s/ Matthew Oristano
                                           --------------------------
                                        Matthew Oristano
                                        Chairman and Chief Executive Officer

Dated: March 25, 1998


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                                     Date

    /s/ Matthew Oristano         Director and Chief Executive Officer      March  25, 1998
------------------------
Matthew Oristano


    /s/ Victor Oristano          Vice Chairman and Director                March  25, 1998
-----------------------
Victor Oristano


    /s/ Charles F. Schwartz      Principal Financial and Accounting        March  25, 1998
---------------------------      Officer
Charles F. Schwartz


    /s/ Anthony Grillo           Director                                  March  25, 1998
----------------------
Anthony Grillo


    /s/ James J. Mossman         Director                                  March  25, 1998
------------------------
James J. Mossman


    /s/ Terry L. Scott           Director                                  March  25, 1998
----------------------
Terry L. Scott