Form 10-Q
period 1998-03-31
PEOPLES CHOICE TV CORP
filed 1998-05-15
CIK 903275

                       SECURITIES & EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended March 31, 1998
                                         --------------

                        Commission File Number: 0-21920

                           People's Choice TV Corp.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

            Delaware                                           06-1366643
----------------------------------                         -------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation of organization)                              identification No.)

  2 Corporate Drive, Shelton, CT                                  06484
----------------------------------                         -------------------
(Address of principal executive offices)                        (Zip code)

The Company's telephone number, including area code: (203) 925-7900
                                                    ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           X
                          ---                     ---
                          YES                      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 12,923,817 shares as of May 13, 1998.

                           PEOPLE'S CHOICE TV CORP.
                           -----------------------

                                     INDEX
                                     -----


PART I FINANCIAL INFORMATION                                           PAGE(S)
----------------------------                                           -------

Item 1.    FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of December 31, 1997
              and March 31, 1998                                             2

            Consolidated Statements of Operations for the Three
              Month Periods Ended March 31, 1997 and 1998                    3

            Consolidated Statements of Stockholders'
              Deficit for the Three Month Periods Ended
              March 31, 1997 and 1998                                        4

            Consolidated Statements of Cash Flows for the Three Month
              Periods Ended March 31, 1997 and 1998                          5

            Notes to Consolidated Financial Statements                       7


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                    8-10


PART II OTHER INFORMATION
-------------------------

Items 1-5. OTHER INFORMATION                                                11


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 11



SIGNATURES                                                                  12
----------

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                            December 31,            March 31,
                                                                               1997                   1998
                                                                          ----------------       ----------------
ASSETS
Cash and cash equivalents                                                  $ 31,756,014           $ 27,486,909
Marketable securities                                                        48,519,444             47,195,312
Subscriber receivables, net of allowance for doubtful accounts
   of $265,000 and $240,000                                                   2,378,429              2,166,309
Notes and other receivables                                                     441,335                727,189
Prepaid expenses and other assets                                             3,077,795              3,143,226
Investment in wireless systems and equipment, at cost, net of accumulated depreciation and amortization of $83,906,105
   and $62,313,854                                                          177,661,367            172,779,561
Organization and financing costs net of accumulated
   amortization of $4,382,312 and $4,802,195                                  4,304,511              3,884,628
Excess of purchase price over fair market value of assets acquired
   net of accumulated amortization of $1,599,915 and $1,757,233              10,985,486             10,828,168
                                                                           ------------           ------------
         Total assets                                                      $279,124,381           $268,211,302
                                                                           ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Notes and other payables                                                $256,465,030           $264,715,770
   Accounts payable                                                           4,476,400              3,607,238
   Accrued expenses                                                           4,363,357              4,658,834
   Subscriber advance payments and deposits                                   2,500,002              2,451,684
   Minority interest in consolidated subsidiaries                               727,959                726,604
                                                                           ------------          -------------
         Total liabilities                                                  268,532,748            276,160,130

Commitments and Contingencies

Convertible Pay-In-Kind Preferred Stock,
   liquidation preference $100 per share                                     66,342,313             67,957,003
PCTV Detroit cumulative preferred stock                                       6,457,872              6,457,872

Stockholders' Deficit:
Preferred stock, $0.01 par value, 4,323,242 shares authorized,
   no shares issued and outstanding                                                  --                     --
Common stock, $0.01 par value, 75,000,000 shares
   authorized, 12,923,817 shares issued and
   outstanding at December 31, 1997 and March 31, 1998                          129,238                129,238
Additional paid-in capital                                                  159,729,720            157,870,204
Warrants                                                                      3,756,840              3,756,840
Accumulated deficit                                                        (225,824,350)          (244,119,985)
                                                                           ------------           ------------
         Total stockholders' deficit                                        (62,208,552)           (82,363,703)
                                                                           ------------           ------------
         Total liabilities and stockholders' deficit                       $279,124,381           $268,211,302
                                                                           ============           ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                         ---------------------------------
                                                               1997                 1998
                                                               ----                 ----
        Revenues                                         $  8,544,148         $  6,998,678
                                                         ------------         ------------

        Costs and expenses:
           Operating costs and expenses                    10,904,643           10,630,483
           Depreciation and amortization                    8,040,455            7,372,868
                                                         ------------         ------------
                                                           18,945,098           18,003,351
                                                         ------------         ------------
               Operating loss                             (10,400,950)         (11,004,673)

        Gain on sales and writedown of assets                 167,925              145,402
        Interest expense:
           Non cash                                        (7,334,268)          (8,126,919)
           Cash                                              (355,970)            (337,700)
        Interest income and other                           1,386,022            1,033,900
        Minority interest                                      28,395                1,355
                                                         -------------        -------------
        Loss before income tax                            (16,508,846)         (18,288,635)
        Income tax expense                                     10,500                7,000
                                                         -------------        -------------
        Net loss                                          (16,519,346)         (18,295,635)
        Preferred dividends                                (1,588,365)          (1,859,516)
                                                         -------------        -------------
        Loss applicable to common shares                 $(18,107,711)        $(20,155,151)
                                                         =============        =============

        Basic and diluted net loss per common share      $      (1.38)        $      (1.53)
                                                         =============        =============

        Weighted average number of common
           shares outstanding                              13,150,755           13,144,761
                                                         =============        =============


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                  (Unaudited)

                                         Common Stock              Additional
                                          Par Value                  Paid-In                          Accumulated
                                    Shares          Amount           Capital          Warrants          Deficit
                                    ------          ------           -------          --------          -------
Balance, December 31, 1996       12,924,817      $    129,248      $166,447,375    $   3,756,840     $(156,244,087)
Net loss                                 --                --                --               --       (16,519,346)
Dividends on Cumulative
   Preferred Stock                       --                --          (129,821)              --                --
Dividends on Convertible
   Preferred Stock                       --                --        (1,458,544)              --                --
                                 ----------      ------------      ------------    -------------     --------------

Balance, March 31, 1997          12,924,817      $    129,248      $164,859,010    $   3,756,840     $(172,763,433)
                                 ==========      ============      ============    =============     ==============

Balance, December 31, 1997       12,923,817      $    129,238      $159,729,720    $   3,756,840     $(225,824,350)
Net loss                                 --                --                --               --       (18,295,635)
Dividends on Cumulative
   Preferred Stock                       --                --          (244,826)              --                --
Dividends on Convertible
   Preferred  Stock                      --                --        (1,614,690)              --                --
                                 ----------      ------------      ------------    -------------     --------------

Balance, March 31, 1998          12,923,817      $    129,238      $157,870,204    $   3,756,840     $(244,119,985)
                                 ==========      ============      ============    =============     ==============


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                     ----------------------------------------
                                                                           1997                   1998
                                                                           ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(16,519,346)          $(18,295,635)
Adjustments to reconcile net loss to net cash used in operations-
     Depreciation and amortization                                        8,040,455              7,372,868
     Minority interest in subsidiaries                                      (28,395)                (1,355)
     Amortization of original issue discount                              7,124,469              8,126,919
     Amortization of imputed discount on debt                               209,799                     --
     Gain on sales and writedown of assets                                 (167,925)              (145,402)
     Provision for losses on subscriber receivables                         121,900                 80,126
     Changes in assets and liabilities-
        Decrease in subscriber receivables                                  839,155                131,995
        (Increase) decrease in notes and other receivables                   95,511               (285,854)
        Increase in prepaid expenses and other assets                      (156,537)              (127,429)
        Decrease in accounts payable                                       (155,989)              (869,162)
        Increase (decrease) in accrued expenses                            (984,075)               295,476
        Decrease in subscriber advance payments and deposits               (500,980)               (48,318)
                                                                       ------------           ------------
            Net cash used in operating activities                        (2,081,958)            (3,765,771)
                                                                       ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                       (29,181,473)           (16,653,941)
Proceeds principally from maturity of marketable securities              21,525,000             17,978,073
Proceeds from sales of assets                                               820,520                338,384
Acquisition of BTA/LMDS licenses                                           (180,755)              (711,264)
Investment in wireless systems and equipment                             (1,797,918)              (797,710)
                                                                       ------------           ------------
          Net cash (used in) provided by investing activities            (8,814,626)               153,542
                                                                       ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable                                               (1,637,160)              (412,050)
Dividends on Cumulative Preferred Stock                                    (129,821)              (244,826)
Buyout of minority interest                                                  (2,000)                    --
                                                                       ------------           ------------
          Net cash used in financing activities                          (1,768,981)              (656,876)
                                                                       ------------           ------------
              Net decrease in cash                                      (12,665,565)            (4,269,105)
Cash and cash equivalents, beginning of year                             41,305,795             31,756,014
                                                                       ------------           ------------
Cash and cash equivalents, end of period                               $ 28,640,230           $ 27,486,909
                                                                       ============           ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest, net of amount capitalized                   $    282,871           $    275,991
   Cash received for interest                                          $  1,085,954           $    934,133

Supplemental disclosures of noncash investing and financing activities:
 During 1997 and 1998, the Company acquired frequency rights in exchange for a note payable in the amount of $1,446,000 and $536,000, respectively.

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The consolidated balance sheet as of March 31, 1998, the consolidated statements of operations for the three months ended March 31, 1997 and 1998 and the consolidated statements of stockholders' deficit and cash flows for the three months ended March 31, 1997 and 1998 have been prepared by People's Choice TV Corp. (the "Company" or "PCTV") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and 1998 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Certain prior period amounts have been reclassified to conform with current period presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 included in the Company's filing on Form 10-K. The results of operations for the three month periods ended March 31, 1997 and 1998 are not necessarily indicative of the operating results for the full year.

(2)  Basic and Diluted Earnings per Share:

         In 1997, the Company adopted Statement of Accounting Standards ("SFAS") No. 128, "Earnings per Share". There was no effect on earnings per share for the three month periods ended March 31, 1997 and 1998. The basic and diluted net loss per common share has been computed based on the weighted average of common shares outstanding. The 1997 and 1998 shares also include common equivalent shares issuable upon exercise of certain outstanding stock options and warrants.

(3)  Commitments and Contingencies:

         There are certain claims against the Company which are incidental to the ordinary course of business. In the opinion of management, the ultimate resolution of these claims will not have a material effect on the financial statements.

(4)  Local Multipoint Distribution Service ("LMDS") Auction:

         On February 18, 1998, the FCC commenced an auction in the LMDS. LMDS operates at a higher frequency than MDS and has a shorter transmission range, requiring the use of multiple cells in order to serve an entire market. Within each of the 493 Basic Trading Areas ("BTA's") being auctioned there are two frequency blocks, an "A block" and a substantially smaller "B block" of spectrum. The Company participated in the auction as a designated entity which entitles it to be a small business bidder for the Phoenix, Arizona "B block" license and the Prescott, Arizona "A block" license. To participate in the auction, the Company deposited $20,250,000 with the FCC. The total payment required to the FCC for the two licenses is $3,221,400, which amount includes the Company's small business discount. The FCC has returned to the Company the deposit less 20% of the amount owed for the two licenses. The remaining amount owed for the licenses will be paid when the licenses are granted by the FCC.

(5)  Subsequent Events:

        The Company recently filed a registration statement with the Securities and Exchange Commission relating to exchange offers being made by it to holders of its 13 1/8% Senior Discount Notes due 2004 and Convertible Cumulative Pay-in-Kind Preferred Stock (the "Preferred Stock"). On terms set forth in the prospectus that is a part of the registration statement, PCTV has offered to exchange (i) up to $85,000,000 principal amount at maturity ($58,048,703 initial accreted value) of its new 13-1/8% Senior Subordinated Discount Notes due 2003 ("New Discount Notes"), 4,887,267 shares of PCTV's Common Stock, par value $.01 per share (the "Common Stock") and $42,500,000 cash for all of its outstanding $332,000,000 principal amount at maturity ($260,188,523 accreted value at June 30, 1998) of its Old Discount Notes (the "Debt Exchange Offer"); and (ii) up to $15,000,000 principal amount at maturity ($10,243,889 initial accreted value) of its New Discount Notes and 2,597,054 shares of Common Stock for all of its outstanding Preferred Stock (the "Preferred Stock Exchange Offer"). After the consummation of the exchange offers, PCTV would have 20,408,138 shares of Common Stock outstanding.

        Consummation of the exchange offers are subject to a number of conditions, including, but not limited to, minimum participation levels, receipt of a new senior secured credit facility, and stockholder approvals. The Company cannot predict at this time whether the proposed Debt Exchange Offer and Preferred Stock Exchange Offer will be successfully consummated. The primary benefit of the successful consummation of the exchange offers would be to significantly de-leverage the Company's balance sheet thereby enhancing the Company's financial flexibility in pursuing its strategic business plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's ability to obtain additional debt, equity, or other financing, the Company's ability to successfully launch a compressed digital video service and/or develop a high speed internet access service, and the Company's ability to generate cash from system operations or sale of assets are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital on terms satisfactory to the Company to allow the Company to continue to develop its business; competitive factors, such as the introduction of new technologies and competitors into the subscription television business or internet access business; pricing pressures which could affect demand for the Company's service; changes in labor, equipment and capital costs; future acquisitions or strategic joint ventures; general business and economic conditions; and the other risk factors described in other parts of this report and in the Company's other reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.


           The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS:

Strategic Direction
-------------------

         The Company's strategy has been to continue conservation of capital pending (i) the launch of the Company's high-speed data communications service marketed under the name SpeedChoice(TM) (described below under "Liquidity and Capital Resources") and (ii) the implementation of digital video technology. The Company first began offering the SpeedChoice high-speed data communications service in the Detroit market in October 1997 and in the Phoenix market in March 1998. With respect to the Company's proposed digital video system, the Company is currently working to resolve certain technical issues relating to the desired performance of the system. The Company now expects the launch of a compressed digital video service to occur in the second half of 1998. When the Company offers this service in a market, it anticipates that it will offer the service in conjunction with the offering of the SpeedChoice service. The Company believes that the implementation of digital video technology will expand its video product offering, and, in conjunction with the offering of the SpeedChoice service, will enhance the Company's ability to attract and retain customers. Both the SpeedChoice service and digital video are new products for the Company and there can be no assurance that the Company will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for video programming and high-speed data communications services.

Revenues
--------

        Revenues decreased $1.5 million or 18.1% from the three month period ended March 31, 1997 to 1998. The decrease is principally attributable to a lower customer count resulting from the Company's suspension of the growth of its analog video customer base and lower third party installation revenues. The decrease in customer count was also affected by the sale of 8,800 multiple dwelling units in December 1997 which accounted for 3,900 customers. Customer count decreased from 76,600 at March 31, 1997 to 65,100 at March 31, 1998, or 15%. Customer count was 67,300 at December 31, 1997.

Operating Costs and Expenses
----------------------------

        Operating costs and expenses decreased $.3 million or 2.5% from the three month period ended March 31, 1997 to 1998 primarily due to suspending the growth of the analog video customer base, primarily salaries and related benefits and programming costs. In addition, there was a decrease in costs associated with third party installations and professional fees. Partially offsetting these decreases are costs incurred for the launch of the high-speed data communications service.

Depreciation and Amortization
-----------------------------

        Depreciation and amortization expense primarily includes depreciation and amortization of wireless systems and equipment and amortization of frequency rights. Depreciation and amortization expense decreased from the three month period ended March 31, 1997 to 1998 principally due to a decrease in amounts capitalized due to the Company's suspending the growth of its analog video customer base. Excess direct costs of obtaining customers over installation revenues are capitalized and amortized over a three year period, or the life of the customer if shorter. The Company expects that depreciation and amortization expense will begin to increase as a result of capital expenditures for the high-speed data communications and digital video technology.

Operating Loss
--------------

        Operating loss increased to $11.0 million from $10.4 million for the three months ended March 31, 1998 from the comparable period of the prior year principally due to the aforementioned decrease in revenues, partially offset by decreases in operating costs and expenses and depreciation and amortization. Cash flows from operating activities decreased to $(3.8) million from $(2.1) million primarily due to a decline in earnings before interest, taxes, depreciation and amortization of $1.3 million and interest income, net of cash interest expense of $.3 million.

Gain on Sales and Writedown of Assets
-------------------------------------

        Gain on sales and writedown of assets for the 1998 period includes a $175,000 gain on sale of a non-strategic frequency, offset by a $30,000 writedown of other assets to net realizable value.

        Gain on sales and writedown of assets for the 1997 period includes a $575,000 gain on sale of a non-strategic frequency, offset by a $407,000 writedown of notes receivable and other assets.

Interest Expense
----------------

        Interest expense was $8.5 million for the three months ended March 31, 1998 compared to $7.7 million in the corresponding 1997 period. The increase in interest expense from 1997 to 1998 was a result of the accretion of the Senior Discount Notes. Non-cash interest expense totaled $8.1 million for the three month period ended March 31, 1998 compared to $7.3 million in the corresponding 1997 period.

Interest Income and Other
-------------------------

        Interest income and other was $1.0 million for the three months ended March 31, 1998 compared to $1.4 million in the corresponding 1997 periods. Interest income decreased $.4 million from the three months ended March 31, 1997 to 1998 primarily due to a reduction in cash available for investment. The Company expects interest income to continue to decrease as the cash balance available for investment decreases.

Net Loss
--------

        For the three month period ended March 31, 1998, the Company incurred net losses of approximately $18.3 million compared to $16.5 million for the comparable 1997 periods. These net losses are principally attributable to the significant expenses incurred in connection with the development of the Company's business. The Company expects to continue to incur net losses while it develops and expands its wireless communications systems.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash, cash equivalents and marketable securities decreased to $74.7 million at March 31, 1998 from $80.3 million at December 31, 1997, a decrease of $5.6 million. This decrease is primarily attributable to cash used in operating activities, investment in wireless systems and equipment, repayment of notes payable and payment of preferred stock dividends, partially offset by proceeds from sales of assets.

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

         The Company launched a high-speed data communications service in the Detroit market in October 1997 and in the Phoenix market in March 1998. The service is being marketed under the name SpeedChoice(TM). At this time, the SpeedChoice service does not have a material number of customers. The Company's ability to further develop the SpeedChoice service may be affected by a number of factors: first, the Company has never operated such a service and the technology may not perform adequately when material levels of customers are receiving the service; second, the Company does not know whether there will be sufficient customer interest in this product at a sufficient price to create a successful business model; third, competition from cable modem, T-1, ADSL, other wireless frequencies and other new technologies and telecommunications services providers may prevent the Company from successfully developing further the SpeedChoice service; and fourth, because the Company has never previously operated any data communications system, there may be other financial, marketing, technological, customer service, billing, operational or management issues that prevent the Company from successfully developing further the SpeedChoice service.

         With respect to the Company's proposed digital video system, the Company is currently working to resolve certain technical issues relating to the desired performance of the system. The Company now expects the launch of a digital video service to occur in the second half of 1998. When the Company offers this service, it anticipates that it will offer the service in conjunction with the offering of the SpeedChoice service in the same market. As disclosed previously, based on its expected transition to a digital video service, the Company does not plan to add to its analog customer base.

         The Company anticipates that the development of its wireless communications systems with high-speed data communications service and digital technology will involve capital expenditures higher than those involved in implementing analog technology because of the costs associated with the addition of a new product line, high-speed data communications, and increased costs for the more complex converter boxes and other equipment which utilize the digital technology. The Company estimates that it will spend $18.5 million in 1998 on capital expenditures. The Company has spent $1.5 million of this $18.5 million in the three months ended March 31, 1998. Also in 1998, the Company will make $4.1 million in expenditures for required debt payments of which $.4 million has been spent in the three months ended March 31, 1998. To fund such 1998 capital expenditures and debt payments, the Company anticipates using the Company's available cash and marketable securities.

         The Company has entered into an agreement with General Instruments Corporation (GIC") pursuant to which the Company is obligated to purchase 50,000 converter boxes over the three year life of the contract. The Company can cancel its minimum purchase obligation by paying a per box cancellation fee. The Company's anticipated 1998 payments for converter boxes under the terms described above have been included in the Company's estimates of capital expenditures for 1998. The Company believes that it will be able to recover its remaining investment in analog converter boxes through sales of such boxes to wireless cable system operators who intend to implement digital service at a later date than the Company.

        Consistent with its strategy of transitioning the business of the Company from analog technology to digital technology, the Company is proposing to sell certain service contracts and equipment by which the Company provides wireless cable television service to apartment complexes, condominiums and other multiple dwelling units in its Chicago, Houston, and Phoenix markets. All of the service contracts that are for sale concern properties that are served through the use of analog technology. These service contracts cover approximately 250 properties containing 51,000 individual units located in Houston, Phoenix and Chicago, which represents approximately 17,000 analog video customers. The Company has entered into a letter of intent to sell the Chicago and Phoenix service contracts and is in discussions to sell its Houston service contracts. It is uncertain whether a definitive agreement will be executed or whether any such transaction will be completed.

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

        The Company recently filed a registration statement with the Securities and Exchange Commission relating to exchange offers being made by it to holders of its 13 1/8% Senior Discount Notes due 2004 and Convertible Cumulative Pay-in-Kind Preferred Stock (the "Preferred Stock"). On terms set forth in the prospectus that is a part of the registration statement, PCTV has offered to exchange (i) up to $85,000,000 principal amount at maturity ($58,048,703 initial accreted value) of its new 13-1/8% Senior Subordinated Discount Notes due 2003 ("New Discount Notes"), 4,887,267 shares of PCTV's Common Stock, par value $.01 per share (the "Common Stock") and $42,500,000 cash for all of its outstanding $332,000,000 principal amount at maturity ($260,188,523 accreted value at June 30, 1998) of its Old Discount Notes (the "Debt Exchange Offer"); and (ii) up to $15,000,000 principal amount at maturity ($10,243,889 initial accreted value) of its New Discount Notes and 2,597,054 shares of Common Stock for all of its outstanding Preferred Stock (the "Preferred Stock Exchange Offer"). After the consummation of the exchange offers, PCTV would have 20,408,138 shares of Common Stock outstanding.

        Consummation of the exchange offers are subject to a number of conditions, including, but not limited to, minimum participation levels, receipt of a new senior secured credit facility, and stockholder approvals. The Company cannot predict at this time whether the proposed Debt Exchange Offer and Preferred Stock Exchange Offer will be successfully consummated. The primary benefit of the successful consummation of the exchange offers would be to significantly de-leverage the Company's balance sheet thereby enhancing the Company's financial flexibility in pursuing its strategic business plan.

         On March 2, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") advised the Company that its Common Stock was scheduled to be delisted from the Nasdaq SmallCap Market as a result of the Company's failure to satisfy a certain market capitalization maintenance standard. This maintenance standard requires that the aggregate market value of the Company's Common Stock must equal or exceed $35 million. Currently, the Company does not satisfy this maintenance standard. In addition, the Company does not currently satisfy the two independent director requirement of the Nasdaq SmallCap Market. In accordance with Nasdaq rules, the Company requested a temporary exception to this maintenance standard so that its Common Stock could continue to be listed on the Nasdaq SmallCap Market. The Company requested a temporary exception that would continue for a period of ninety days. Pursuant to a letter from Nasdaq dated May 4, 1998, the Company's request for such a temporary exception was denied. In accordance with Nasdaq rules, the Company has requested a review of this denial by a new hearings panel. The grant of any such temporary exception to this maintenance standard by the new hearings panel would be in the sole discretion of Nasdaq and the Company is unable to speculate as to whether any such exception is likely to be granted by such new hearings panel. If Nasdaq refuses to grant an exception, the Company's Common Stock will be delisted from the Nasdaq SmallCap Market. After such a delisting, it may become difficult to make purchases and sales of the Company's Common Stock or obtain timely and accurate quotations with respect to trading of the Company's Common Stock.

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



                                            PEOPLE'S CHOICE TV CORP.
                                            ------------------------
                                                   (Registrant)



Date:  May 13, 1998                         By  /s/ Charles F. Schwartz
                                              --------------------------
                                            Name: Charles F. Schwartz
                                            Senior Vice President and
                                            Chief Financial Officer
                                            and Principal Accounting Officer