Form 10-Q
period 1998-06-30
PEOPLES CHOICE TV CORP
filed 1998-08-14
CIK 903275

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1998
                                          -------------

                        Commission File Number:  0-21920

                            People's Choice TV Corp.
                    ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Delaware                                         06-1366643
-------------------------------                        --------------------
(State or other jurisdiction of incorporation           (I.R.S. employer
of organization)                                        identification No.)

        2 Corporate Drive, Shelton, CT                            06484
----------------------------------------                      --------------
(Address of principal executive offices)                      (Zip code)

The Company's telephone number, including area code:   (203) 925-7900
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

Common Stock, $.01 par value: 12,923,817 shares as of August 12, 1998.

                            PEOPLE'S CHOICE TV CORP.
                            ------------------------

                                     INDEX
                                     -----




PART I FINANCIAL INFORMATION                                         PAGE(S)
----------------------------                                         -------



Item 1.    FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of December 31, 1997        2
                and June 30, 1998


             Consolidated Statements of Operations for the Three and
              Six Month Periods Ended June 30, 1997 and 1998            3


             Consolidated Statements of Stockholders'
              Deficit for the Six Month Periods Ended
              June 30, 1997 and 1998                                    4


             Consolidated Statements of Cash Flows for the Six Month
              Periods Ended June 30, 1997 and 1998                      5


             Notes to Consolidated Financial Statements                 6


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      7
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS


PART II OTHER INFORMATION
-------------------------


Items 1-5. OTHER INFORMATION                                           12


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                            12


SIGNATURES                                                             12
----------

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                                       December 31,      June 30,
                                                                           1997            1998
                                                                       -------------   -------------
ASSETS
Cash and cash equivalents                                              $ 31,756,014    $ 23,740,782
Marketable securities                                                    48,519,444      46,065,774
Subscriber receivables, net of allowance for doubtful accounts
   of $265,000 and $233,000                                               2,378,429       2,131,636
Notes and other receivables                                                 441,335       2,006,473
Prepaid expenses and other assets                                         3,077,795       3,146,653
Investment in wireless systems and equipment, at cost, net of accumulated depreciation and amortization of $83,906,105
   and $96,559,891                                                      177,661,367     164,176,683
Financing costs net of accumulated
   amortization of $4,382,312 and $5,180,805                              4,304,511       3,486,361
Excess of purchase price over fair market value of assets acquired
   net of accumulated amortization of $1,599,915 and $1,914,551          10,985,486      10,670,851
                                                                       ------------    ------------
         Total assets                                                  $279,124,381    $255,425,213
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
   Notes and other payables                                            $256,465,030    $272,618,406
   Accounts payable                                                       4,476,400       3,332,552
   Accrued expenses                                                       4,363,357       5,155,355
   Subscriber advance payments and deposits                               2,500,002       2,391,587
   Minority interest in consolidated subsidiaries                           727,959         721,139
                                                                       ------------    ------------
         Total liabilities                                              268,532,748     284,219,039

Commitments and Contingencies

Convertible Pay-In-Kind Preferred Stock,
   liquidation preference $100 per share                                 66,342,313      69,649,013
Detroit subsidiary cumulative preferred stock                             6,457,872       6,457,872

Stockholders' Deficit:
Preferred stock, $0.01 par value 4,306,535 shares authorized,                   ---             ---
   no shares issued and outstanding
Common stock, $0.01 par value, 75,000,000 shares
   authorized, 12,923,817 shares issued and
   outstanding at December 31, 1997 and June 30, 1998                       129,238         129,238
Additional paid-in capital                                              159,729,720     156,040,272
Warrants                                                                  3,756,840       3,756,840
Accumulated deficit                                                    (225,824,350)   (264,827,061)
                                                                      -------------   -------------
         Total stockholders' deficit                                    (62,208,552)   (104,900,711)
                                                                      -------------   -------------
         Total liabilities and stockholders' deficit                  $ 279,124,381   $ 255,425,213
                                                                      =============   =============



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                  ----------------------------  ----------------------------
                                                      1997           1998           1997           1998
                                                      ----           ----           ----           ----
Revenues                                          $  8,830,026   $  7,019,170   $ 17,374,174   $ 14,017,848
                                                  ------------   ------------   ------------   ------------
Costs and expenses:
   Operating costs and expenses                     10,532,928     11,099,746     21,437,571     21,730,229
   Depreciation and amortization                     7,875,503      7,741,096     15,915,958     15,113,964
                                                  ------------   ------------   ------------   ------------
                                                    18,408,431     18,840,842     37,353,529     36,844,193
                                                  ------------   ------------   ------------   ------------
       Operating loss                               (9,578,405)   (11,821,672)   (19,979,355)   (22,826,345)

Gain (loss) on sales and writedown of assets           (64,603)    (1,200,064)       103,322     (1,054,662)
Interest expense:
   Non Cash                                         (7,425,881)    (8,311,232)   (14,760,149)   (16,438,151)
   Cash                                               (368,951)      (341,356)      (724,921)      (679,056)
Interest income and other                            1,298,075        966,782      2,684,097      2,000,682
Minority interest                                       19,854          5,466         48,249          6,821
                                                  ------------   ------------   ------------   ------------
Loss before income tax                             (16,119,911)   (20,702,076)   (32,628,757)   (38,990,711)
Income tax  expense                                     16,500          5,000         27,000         12,000
                                                  ------------   ------------   ------------   ------------
Loss before extraordinary gain                     (16,136,411)   (20,707,076)   (32,655,757)   (39,002,711)
Extraordinary gain on early extinguishment of
 debt                                                  826,754             --        826,754             --
                                                  ------------   ------------   ------------   ------------
Net loss                                           (15,309,657)   (20,707,076)   (31,829,003)   (39,002,711)
Preferred dividends                                 (1,676,971)    (1,829,932)    (3,265,336)    (3,689,448)
                                                  ------------   ------------   ------------   ------------
Loss applicable to common shares                  $(16,986,628)  $(22,537,008)  $(35,094,339)  $(42,692,159)
                                                  ============   ============   ============   ============
Basic and diluted loss per common share:
   Loss before extraordinary gain                 $      (1.35)  $      (1.74)  $      (2.73)  $      (3.30)
   Extraordinary gain                                      .06             --            .06             --
                                                  ------------   ------------   ------------   ------------
   Net loss                                             $(1.29)        $(1.74)        $(2.67)        $(3.30)
                                                  ============   ============   ============   ============
Weighted average number of common
   shares outstanding                               13,145,250     12,923,817     13,149,427     12,923,817
                                                  ============   ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                  (Unaudited)


                                       Common Stock            Additional
                                        Par Value                Paid-In                   Accumulated
                                  Shares           Amount        Capital      Warrants       Deficit
                              --------------   -------------  -------------  -----------  --------------
Balance, December 31, 1996        12,924,817       $128,248   $166,447,375    $3,756,840  $(156,244,087)
Net loss                                  --             --             --            --    (31,829,003)
Dividends on Cumulative
   Preferred Stock                        --             --       (261,085)           --             --
Dividends on Convertible
   Preferred  Stock                       --             --     (3,004,251)           --             --
Other                                 (1,000)           (10)       (18,615)
                                  ----------       --------   ------------   -----------  -------------
Balance, June 30, 1997            12,923,817       $129,238   $163,163,424    $3,756,840  $(188,073,090)
                                  ==========       ========   ============   ===========  =============

Balance, December 31, 1997        12,923,817       $129,238   $159,729,720    $3,756,840  $(225,824,350)
Net loss                                  --             --             --            --    (39,002,711)
Dividends on Cumulative
    Preferred Stock                       --             --       (382,748)           --             --
Dividends on Convertible
   Preferred Stock                        --             --     (3,306,700)           --             --
                                  ----------       --------   ------------   -----------  -------------
Balance, June 30, 1998            12,923,817       $129,238   $156,040,272    $3,756,840  $(264,827,061)
                                  ==========       ========   ============    ==========  =============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                          ----------------------------------------------
                                                                                  1997                     1998
                                                                                  ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $(31,829,003)           $(39,002,711)
Adjustments to reconcile net loss to net cash used in operations-
     Depreciation and amortization                                               15,915,958              15,113,964
     Minority interest in subsidiaries                                              (48,249)                 (6,821)
     Extraordinary gain on early extinguishment of debt                            (826,754)
     Amortization of original issue discount                                     14,410,517              16,438,151
     Amortization of imputed discount on debt                                       349,632                      --
     (Gain) loss on sales and writedown of assets                                  (103,322)              1,054,662
     Provision for losses on subscriber receivables                                 273,050                 160,766
     Changes in assets and liabilities-
        Decrease in subscriber receivables                                          461,560                  86,028
        Decrease in notes and other receivables                                     259,688                   5,920
        (Increase) decrease in prepaid expenses and other assets                    174,571                (269,890)
        Decrease in accounts payable                                               (285,076)             (1,084,293)
        Increase (decrease) in accrued expenses                                    (555,931)                805,682
        Decrease in subscriber advance payments and deposits                       (514,398)               (108,415)
                                                                               ------------            ------------
            Net cash used in operating activities                                (2,317,757)             (6,806,957)
                                                                               ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                               (45,011,696)            (52,374,023)
Proceeds principally from maturity of marketable securities                      77,561,712              54,827,693
Proceeds from sales of assets                                                       842,722                 522,093
Acquisition of BTA/LMDS licenses                                                   (213,284)               (711,264)
Investment in wireless systems and equipment                                     (5,961,731)             (2,269,380)
                                                                               ------------            ------------
          Net cash provided by (used in) investing activities                    27,217,723                  (4,881)
                                                                               ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable                                                       (7,943,540)               (820,646)
Buyout of minority interest                                                          (2,000)                     --
Dividends in Cumulative Preferred Stock                                                  --                (382,748)
                                                                               ------------            ------------
          Net cash used in financing activities                                  (7,945,540)             (1,203,394)
                                                                               ------------            ------------
              Net increase (decrease) in cash                                    16,954,426              (8,015,232)
Cash and cash equivalents, beginning of year                                     41,305,795              31,756,014
                                                                               ------------            ------------
Cash and cash equivalents, end of period                                       $ 58,260,221            $ 23,740,782
                                                                               ============            ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid for interest, net of amount capitalized                           $    580,404            $    544,749
   Cash received for interest                                                  $  2,481,217            $  1,938,366

Supplemental disclosures of noncash investing and financing activities:

During 1997 and 1998, the Company acquired frequency rights in exchange for a note payable in the amount of
 $1,707,000 and $536,000, respectively.

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three and six months ended June 30, 1997 and 1998 and the consolidated statements of stockholders' deficit and cash flows for the six months ended June 30, 1997 and 1998 have been prepared by People's Choice TV Corp. (the "Company" or "PCTV") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and 1998 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Certain prior period amounts have been reclassified to conform with current period presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 included in the Company's filing on Form 10-K. The results of operations for the three and six month periods ended June 30, 1997 and 1998 are not necessarily indicative of the operating results for the full year.

(2)  Basic and Diluted Earnings per Share:

      In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". There was no effect on earnings per share for the three and six month periods ended June 30, 1997 and 1998. The basic and diluted net loss per common share has been computed based on the weighted average of common shares outstanding.

(3)  Commitments and Contingencies:

     There are certain claims against the Company which are incidental to the ordinary course of business. In the opinion of management, the ultimate resolution of these claims will not have a material effect on the financial statements.

(4)  Local Multipoint Distribution Service ("LMDS") Auction:

      On February 18, 1998, the FCC commenced an auction in the LMDS. LMDS operates at a higher frequency than MDS and has a shorter transmission range, requiring the use of multiple cells in order to serve an entire market. Within each of the 493 Basic Trading Areas ("BTA's") auctioned there are two frequency blocks, an "A block" and a substantially smaller "B block" of spectrum. The Company participated in the auction and was high bidder on the Phoenix, Arizona "B block" license and the Prescott, Arizona "A block" license. The total payment required to the FCC for the two licenses is $3.2 million. The Company has made the initial 20% payment for the two licenses. The remaining amount owed for the licenses will be paid when the licenses are granted.

(5)  Exchange Offers:

    On April 24, 1998, the Company filed a registration statement with the Securities and Exchange Commission relating to exchange offers being made by it to holders of its 13 1/8% Senior Discount Notes due 2004 ("Old Discount Notes") and Convertible Cumulative Pay-in-Kind Preferred Stock (the "Preferred Stock"). On terms set forth in the prospectus that is a part of the registration statement, PCTV has offered to exchange (i) up to $85.0 million principal amount at maturity ($58.0 million initial accreted value) of its new 13-1/8% Senior Subordinated Discount Notes due 2003 ("New Discount Notes"), 4,887,267 shares of PCTV's Common Stock, par value $.01 per share (the "Common Stock") and $42.5 million cash for all of its outstanding $332.0 million principal amount at maturity ($258.0 million accreted value at June 30, 1998) of its Old Discount Notes (the "Debt Exchange Offer"); and (ii) up to $15.0 million principal amount at maturity ($10.2 million initial accreted value) of its New Discount Notes and 2,597,054 shares of Common Stock for all of its outstanding Preferred Stock (the "Preferred Stock Exchange Offer"). After the consummation of the exchange offers, PCTV would have 20,408,138 shares of Common Stock outstanding.

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

(6) Dispositions:

    In January 1996, the Company acquired rights to non-strategic wireless frequencies and certain other assets, including leases for 16 channels in Anahuac, Texas. In May 1998, the Company requested of the lessor to be released under the various lease agreements and for the rights to these frequencies to be returned to the FCC, resulting in a loss of approximately $1.6 million.

(7) Subsequent Events:

    On July 2, 1998, the Company closed on a previously announced sale of its service contracts and video equipment related to providing analog video services to multiple dwelling unit properties in Chicago to OnePoint Communications, Inc. for $13.0 million. Net proceeds of approximately $9.3 million has been received on the transaction. Additional proceeds of up to $3.1 million is due the Company upon the grant of certain licenses by the FCC ($2.9 million held in an escrow account) and upon receipt of certain consents ($.2 million). The service contracts sold represent approximately 12,500 analog video customers.

    On July 17, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") delisted the Company's Common Stock from the Nasdaq SmallCap Market as a result of the Company's failure to satisfy a certain market capitalization maintenance standard and independent director requirement. The Company's Common Stock is currently quoted on the OTC Bulletin Board.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's ability to obtain additional debt, equity, or other financing, the Company's ability to successfully launch a compressed digital video service and/or develop a high- speed data communications service, and the Company's ability to generate cash from system operations or sale of assets are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital on terms satisfactory to the Company to allow the Company to continue to develop its business; competitive factors, such as the introduction of new technologies and competitors into the subscription television business or data communications business; pricing pressures which could affect demand for the Company's service; changes in labor, equipment and capital costs; future acquisitions or strategic joint ventures; general business and economic conditions; and the other risk factors described in other parts of this report and in the Company's other reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS:

Strategic Direction
-------------------

     The Company's strategy has been to focus on (i) further development of its high-speed data communications service marketed under the name SpeedChoice/TM/ (described below under "Liquidity and Capital Resources"), (ii) preparations for the launch of digital video technology in the Company's Phoenix market, and
(iii) further technical analysis of the potential use of the Company's wireless spectrum, subject to regulatory approvals, for two-way data communications services. The Company first began offering the SpeedChoice high-speed data communications service in the Detroit market in October 1997 and in the Phoenix market in March 1998. With respect to the Company's proposed digital video system, the Company is currently working to resolve certain technical issues relating to the desired performance of the system. The Company now expects the launch of a compressed digital video service to occur in the second half of 1998. When the Company offers this service in a market, it anticipates that it will offer the service in conjunction with the offering of the SpeedChoice service. Both the SpeedChoice service and digital video are new products for the Company and there can be no assurance that the Company will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for video programming and high-speed data communications services.

Revenues
--------

    Revenues decreased $1.8 million or 20.5% from the three month period ended June 30, 1997 to 1998 and $3.4 million or 19.3% from the six month period ended June 30, 1997 to 1998. The decrease for the three and six month periods is principally attributable to a lower customer count ($1.3 million and $2.4 million for the three and six month periods, respectively) resulting from the Company's suspension of the growth of its analog video customer base and lower third party installation revenues ($.4 million and $.7 million for the three and six month periods, respectively). Third party installation revenue resulted from the Company performing installation services for another company that provides a video service outside of our service area. This installation activity stopped in the fourth quarter of 1997. The decrease in customer count was also affected by the sale of 8,800 multiple dwelling units in December 1997 which accounted for 3,900 customers. This sale of MDU's accounts for $.4 million and $.8 million, respectively, of the decrease in 1998 revenues compared to 1997 attributable to the decrease in customer count. Customer count decreased from 75,200 at June 30, 1997 to 62,400 at June 30, 1998, or 17.0%.
Customer count was 67,300 at December 31, 1997. As customers disconnected their service in the normal course of business due to moving, changing video services or other reasons, the Company did not actively pursue replacing these customers.

Operating Costs and Expenses
----------------------------

    Operating costs and expenses increased $.6 million or 5.4% from the three month period ended June 30, 1997 to 1998 and $.3 million or 1.4 % from the six month period ended June 30, 1997 to 1998 primarily due to costs incurred for the launch of the high-speed data communications service ($1.5 million and $2.9 million for the three and six month periods, respectively). Partially offsetting these increases are lower costs associated with suspending the growth of the analog video customer base, primarily programming costs ($.4 million and $.6 million for the three and six month periods, respectively), and salaries and related benefits ($.3 million and $1.1 million for the three and six month periods, respectively). In addition, there was a decrease in costs associated with third party installations ($.3 million and $.5 million for the three and six month periods, respectively). Costs of third-party installation resulted from the Company performing installation services for another company that provides a video service outside of our service area. This installation activity stopped in the fourth quarter of 1997. The high-speed data communications service costs incurred in 1998 are those expenditures related to the launch of the Company's SpeedChoice service.

Depreciation and Amortization
-----------------------------

    Depreciation and amortization expense primarily includes depreciation and amortization of wireless systems and equipment and amortization of frequency rights. Depreciation and amortization expense decreased from the three and six month periods ended June 30, 1997 to 1998 principally due to a decrease in amounts capitalized due to the Company's suspending the growth of its analog video customer base. Excess direct costs of obtaining customers over installation revenues are capitalized and amortized over a three year period, or the life of the customer if shorter. The Company expects that depreciation and amortization expense will begin to increase as a result of capital expenditures for the high-speed data communications and digital video technology.

Operating Loss
--------------

    Operating loss increased to $11.8 million from $9.6 million and to $22.8 million from $20.0 million for the three and six months ended June 30, 1998 from the comparable period of the prior year principally due to the aforementioned decrease in revenues and increased operating costs, partially offset by decreases in depreciation and amortization. Cash flows from operating activities decreased to ($6.8) million from ($2.3) million primarily due to a decline in earnings before interest, taxes, depreciation and amortization ("EBITDA") of $3.6 million and interest income, net of cash interest expense of $.6 million. EBITDA should not be considered as an alternative to net income or any other GAAP measure of performance or as an alternative indicator of the Company's performance or to cash flows generated by operating, investing and financing activities or as any alternative indicator of cash flows or measure of liquidity. EBITDA is commonly used in the cable television and wireless communications industries as a relevant measure of cash flow and performance and therefore useful to investors. EBITDA as calculated by the Company may not be comparable to similarly titled measures reported by other companies since all companies and analysts do not calculate EBITDA in the same manner.

Gain (Loss) on Sales and Writedown of Assets
--------------------------------------------

    Gain (loss) on sales and writedown of assets for the 1998 period includes a $1.6 million write-off of non-strategic frequency rights, partially offset by a $.4 million gain on sale of a non-strategic frequency.

    Gain (loss) on sales and writedown of assets for the 1997 period includes a $.6 million gain on sale of a non-strategic frequency, offset by a $.5 million writedown of notes receivable and other assets. In 1994 the Company made a loan for $3.5 million to a majority stockholder of Specchio Developers Investment Corp. ("SDIC") in return for a note that bears interest at the prime rate plus 2%. This loan was collateralized by 180,000 shares of the common stock of the Company received by him in a merger transaction in which the Company acquired SDIC on May 14, 1994. This write-down primarily relates to the write-down of this note to the fair market value of the collateral received, which is the Company's Common Stock. Fair market value was determined by using the closing stock price.

Interest Expense
----------------

    Interest expense was $8.7 million and $17.1 million for the three and six months ended June 30, 1998 compared to $7.8 million and $15.5 million in the corresponding 1997 periods. The increase in interest expense from 1997 to 1998 was a result of the accretion of the Senior Discount Notes. Non-cash interest expense totaled $8.3 million and $16.4 million for the three and six month periods ended June 30, 1998 compared to $7.4 million and $14.8 million in the corresponding 1997 periods.

Interest Income and Other
-------------------------

    Interest income and other was $1.0 million and $2.0 million for the three and six months ended June 30, 1998 compared to $1.3 million and $2.7 million in the corresponding 1997 periods. The decrease in the 1998 periods compared to 1997 is primarily due to a reduction in cash available for investment. The Company expects interest income to continue to decrease as the cash balance available for investment decreases.

Extraordinary Gain on Early Extinguishment of Debt
--------------------------------------------------

    This amount represents a net gain on early extinguishment of a $6.7 million note for which the Company repaid $5.9 million.

Net Loss
--------

    For the three and six month periods ended June 30, 1998, the Company incurred net losses of approximately $20.7 million and $39.0 million compared to $15.3 million and $31.8 million for the comparable 1997 periods. These net losses are principally attributable to the significant expenses incurred in connection with the development of the Company's business. The Company expects to continue to incur net losses while it develops and expands its wireless communications systems.

Year 2000
---------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Cash, cash equivalents and marketable securities decreased to $69.8 million at June 30, 1998 from $80.3 million at December 31, 1997, a decrease of $10.5 million. This decrease is primarily attributable to cash used in operating activities, investment in wireless systems and equipment, repayment of notes payable and payment of preferred stock dividends, partially offset by proceeds from sales of assets.

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

    The Company launched a high-speed data communications service in the Detroit market in October 1997 and in the Phoenix market in March 1998. The service is being marketed under the name SpeedChoice/TM/. At this time, the SpeedChoice service does not have a material number of customers. The Company's ability to further develop the SpeedChoice service may be affected by a number of factors: first, the Company has never operated such a service and the technology may not perform adequately when material levels of customers are receiving the service; second, the Company does not know whether there will be sufficient customer interest in this service at a sufficient price to create a successful business model; third, competition from cable modem, T-1, ADSL, other wireless frequencies and other new technologies and telecommunications services providers may prevent the Company from successfully developing further the SpeedChoice service; and fourth, because the Company has never previously operated any data communications system, there may be other financial, marketing, technological, customer service, billing, operational or management issues that prevent the Company from successfully developing further the SpeedChoice service.

    With respect to the Company's proposed digital video system, the Company is currently working to resolve certain technical issues relating to the desired performance of the system. The Company now expects to launch the digital video service in Phoenix in the second half of 1998. When the Company offers this service, it anticipates that it will offer the service in conjunction with the offering of the SpeedChoice service. As disclosed previously, based on its expected transition to a digital video service, the Company does not plan to add to its analog customer base.

    The Company anticipates that the development of its wireless communications systems with high-speed data communications service and digital video technology will involve capital expenditures higher than those involved in implementing analog technology because of the costs associated with the addition of a new product line, high-speed data communications, and increased costs for the more complex converter boxes and other equipment which utilize the digital technology. The Company estimates that it will spend $15.6 million in 1998 on capital expenditures. The Company has spent $3.0 million of this $15.6 million in the six months ended June 30, 1998. Also in 1998, the Company will make $7.4 million in expenditures for debt payments of which $.8 million has been spent in the six months ended June 30, 1998. To fund such 1998 capital expenditures and debt payments, the Company anticipates using the Company's available cash and marketable securities.

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

    Consistent with its strategy of transitioning the business of the Company from analog technology to digital technology, the Company is proposing to sell certain service contracts and equipment by which the Company provides wireless cable television service to apartment complexes, condominiums and other multiple dwelling units in its Chicago, Houston, and Phoenix markets. All of the service contracts that are for sale concern properties that are served through the use of analog technology. These service contracts cover approximately 250 properties containing 51,000 individual units located in Houston, Phoenix and Chicago, which represents approximately 17,000 analog video customers. On July 2, 1998, the Company closed on the sale of its Chicago service contracts representing approximately 12,500 customers for $13.0 million to OnePoint Communications, Inc. Net proceeds of approximately $9.3 million has been received on the transaction. Additional proceeds of up to $3.1 million is due the Company upon the grant of certain licenses by the FCC ($2.9 million held in an escrow account) and upon receipt of certain consents ($.2 million). The service contracts sold represent approximately 12,500 analog video customers. The Company also has a letter of intent with OnePoint Communications to sell its Phoenix service contracts representing 825 customers for $1.0 million. The Company is also in discussions to sell its Houston service contracts. It is uncertain whether a definitive agreement will be executed or whether any such transaction will be completed for the Phoenix or Houston service contracts.

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

     On April 24, 1998, the Company filed a registration statement with the Securities and Exchange Commission relating to exchange offers being made by it to holders of its 13 1/8% Senior Discount Notes due 2004 ("Old Discount Notes") and Convertible Cumulative Pay-in-Kind Preferred Stock (the "Preferred Stock"). On terms set forth in the prospectus that is a part of the registration statement, PCTV has offered to exchange (i) up to $85.0 million principal amount at maturity ($58.0 million initial accreted value) of its new 13-1/8% Senior Subordinated Discount Notes due 2003 ("New Discount Notes"), 4,887,267 shares of PCTV's Common Stock, par value $.01 per share (the "Common Stock") and $42.5 million cash for all of its outstanding $332.0 million principal amount at maturity ($258.0 million accreted value at June 30, 1998) of its Old Discount Notes (the "Debt Exchange Offer"); and (ii) up to $15.0 million principal amount at maturity ($10.2 million initial accreted value) of its New Discount Notes and 2,597,054 shares of Common Stock for all of its outstanding Preferred Stock (the "Preferred Stock Exchange Offer"). After the consummation of the exchange offers, PCTV would have 20,408,138 shares of Common Stock outstanding.

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

    On July 17, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") delisted the Company's Common Stock from the Nasdaq SmallCap Market as a result of the Company's failure to satisfy a certain market capitalization maintenance standard and independent director requirement. The Company's Common Stock is currently quoted on the OTC Bulletin Board.

PART II    OTHER INFORMATION

Item 1-                                                    Legal Proceedings

    Wireless Enterprises, Inc. and Indianapolis Wireless, L.P. had filed a complaint against the Company in U.S. District Court in Connecticut. The complaint alleged causes of action based on fraud, tortious interference with contract, negligence, breach of good faith, and unfair trade practices. The complaint alleged that the Company took certain actions with respect to the Detroit market that deprived plaintiffs of the opportunity to acquire certain wireless cable frequencies in that market. The complaint alleged that by taking such actions the Company breached certain obligations to the plaintiffs. The complaint sought money damages and injunctive relief. While the Company had vigorously defended itself against this lawsuit and believed that it would be successful in its defense, to avoid the further costs of protracted litigation, the Company agreed to a settlement of this lawsuit. To settle all claims made by the plaintiffs in this lawsuit, the Company agreed to make a total payment of $275,000 to the plaintiffs, which amount was paid on August 6, 1998.

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


Date:  August  12, 1998                           By   /s/ Charles F. Schwartz
                                                  -----------------------------
                                                  Name: Charles F. Schwartz
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  and Principal Accounting
                                                  Officer