Form 10-Q
period 1998-09-30
PEOPLES CHOICE TV CORP
filed 1998-11-13
CIK 903275

                       SECURITIES & EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended September 30, 1998
                                       ------------------

                        Commission File Number:  0-21920

                            People's Choice TV Corp.
                    ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


            Delaware                                         06-1366643
---------------------------------                       --------------------
(State or other jurisdiction of incorporation           (I.R.S. employer
of organization)                                        identification No.)

   2 Corporate Drive, Shelton, CT                               06484
------------------------------------------------------      --------------
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

Common Stock, $.01 par value: 12,923,817 shares as of November 10, 1998.

                           PEOPLE'S CHOICE TV CORP.
                           ------------------------

                                     INDEX
                                     -----


PART I FINANCIAL INFORMATION                                             PAGE(S)
----------------------------                                             -------

Item 1.    FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of December 31, 1997             3
              and September 30, 1998


             Consolidated Statements of Operations for the Three and
              Nine Month Periods Ended September 30, 1997 and 1998           4


             Consolidated Statements of Stockholders'
              Deficit for the Nine Month Periods Ended
              September 30, 1997 and 1998                                    5


             Consolidated Statements of Cash Flows for the Nine Month
              Periods Ended September 30, 1997 and 1998                      6


             Notes to Consolidated Financial Statements                      7


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                       8


PART II OTHER INFORMATION
-------------------------


Items 1-5. OTHER INFORMATION                                                13


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 13


SIGNATURES                                                                  13
----------

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               December 31,       September 30,
                                                                                   1997               1998
                                                                              -------------       -------------
ASSETS
Cash and cash equivalents                                                     $ 31,756,014         $22,622,474
Marketable securities                                                           48,519,444          44,853,452
Subscriber receivables, net of allowance for doubtful accounts
   of $265,000 and $206,000                                                      2,378,429           1,680,310
Notes and other receivables                                                        441,335           3,406,556
Prepaid expenses and other assets                                                3,077,795           3,873,357
Investment in wireless systems and equipment, at cost, net of accumulated depreciation and amortization of $83,906,105
    and $93,095,787                                                            177,661,367         154,565,592
Financing costs net of accumulated
    amortization of $4,382,312 and $5,701,899                                    4,304,511           2,965,267
Excess of purchase price over fair market value of assets acquired
   net of accumulated amortization of $1,599,915 and $2,071,868                 10,985,486          10,513,533
                                                                              ------------        ------------
         Total assets                                                         $279,124,381        $244,480,541
                                                                              ============        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
   Notes and other payables                                                   $256,465,030        $278,704,294
   Accounts payable                                                              4,476,400           2,764,928
   Accrued expenses                                                              4,363,357           4,860,840
   Subscriber advance payments and deposits                                      2,500,002           1,790,146
   Minority interest in consolidated subsidiaries                                  727,959             709,461
                                                                              ------------        ------------
         Total liabilities                                                     268,532,748         288,829,669

Commitments and Contingencies

Convertible Pay-In-Kind Preferred Stock,
   liquidation preference $100 per share                                        66,342,313          71,370,450
Detroit subsidiary cumulative preferred stock                                    6,457,872             466,072

Stockholders' Deficit:
Preferred stock, $0.01 par value 4,289,415 shares authorized,
   no shares issued and outstanding                                                     --                  --
Common stock, $0.01 par value, 75,000,000 shares
   authorized, 12,923,817 shares issued and
   outstanding at December 31, 1997 and September 30, 1998                         129,238             129,238
Additional paid-in capital                                                     159,729,720         157,229,490
Warrants                                                                         3,756,840           3,756,840
Accumulated deficit                                                           (225,824,350)       (277,301,218)
                                                                              ------------        ------------
         Total stockholders' deficit                                           (62,208,552)       (116,185,650)
                                                                              ------------        ------------
         Total liabilities and stockholders' deficit                          $279,124,381        $244,480,541
                                                                              ============        ============


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended                        Nine Months Ended
                                                                     September 30,                            September 30,
                                                           --------------------------------        ---------------------------------

                                                                1997                1998               1997                1998
                                                                ----                ----               ----                ----
Revenues                                                   $  7,830,748        $  5,712,168        $ 25,204,922        $ 19,730,016
                                                           ------------        ------------        ------------        ------------

Costs and expenses:
   Operating costs and expenses                              10,303,583          10,221,026          31,741,154          31,951,255
   Depreciation and amortization                              8,345,624           8,092,938          24,261,581          23,206,902
                                                           ------------        ------------        ------------        ------------
                                                             18,649,207          18,313,964          56,002,735          55,158,157
                                                           ------------        ------------        ------------        ------------
       Operating loss                                       (10,818,459)        (12,601,796)        (30,797,813)        (35,428,141)


Gain (loss) on sales and writedown of assets                 (1,161,145)          7,920,358          (1,057,823)          6,865,696
Interest expense:
   Non cash                                                  (7,609,206)         (8,679,858)        (22,369,355)        (25,118,009)

   Cash                                                        (353,979)           (291,538)         (1,078,900)           (970,594)

Interest income and other                                     1,465,590           1,175,000           4,149,686           3,175,682
Minority interest                                                 5,044              11,677              53,293              18,498
                                                           ------------        ------------        ------------        ------------
Loss before income tax                                      (18,472,155)        (12,466,157)        (51,100,912)        (51,456,868)

Income tax  expense                                              15,000               8,000              42,000              20,000
                                                           ------------        ------------        ------------        ------------
Loss before extraordinary gain                              (18,487,155)        (12,474,157)        (51,142,912)        (51,476,868)

Extraordinary gain on early extinguishment
of debt                                                              --                  --             826,754                  --
                                                           ------------        ------------        ------------        ------------

Net loss                                                    (18,487,155)        (12,474,157)        (50,316,158)        (51,476,868)

Gain on extinguishment of preferred stock                            --           2,995,900                  --           2,995,900

Preferred dividends                                          (1,699,243)         (1,806,682)         (4,964,579)         (5,496,130)
                                                           ------------        ------------        ------------        ------------
Loss applicable to common shares                           $(20,186,398)       $(11,284,939)       $(55,280,737)       $(53,977,098)
                                                           ============        ============        ============        ============

Basic and diluted loss per common share:
   Loss before extraordinary gain                          $      (1.54)       $       (.87)       $      (4.27)       $      (4.18)

   Extraordinary gain                                                --                  --                 .07                  --
                                                           ------------        ------------        ------------        ------------
   Net loss                                                $      (1.54)       $       (.87)       $      (4.20)       $      (4.18)
                                                           ============        ============        ============        ============

Weighted average number of common
   shares outstanding                                        13,147,929          12,923,817          13,149,163          12,923,817
                                                           ============        ============        ============        ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (Unaudited)

                                                      Common Stock                Additional
                                                       Par Value                    Paid-In                            Accumulated
                                                Shares           Amount             Capital           Warrants           Deficit
                                                ------           ------             -------           --------           -------

Balance, December 31, 1996                   12,924,817      $     128,248      $ 166,447,375      $   3,756,840      $(156,244,087)
Net loss                                             --                 --                 --                 --        (50,316,158)
Dividends on Cumulative
   Preferred Stock                                   --                 --           (393,791)                --                 --
Dividends on Convertible
   Preferred  Stock                                  --                 --         (4,570,788)                --                 --
Other                                            (1,000)               (10)           (18,615)                --                 --
                                          -------------      -------------      -------------      -------------      -------------
Balance, September 30, 1997                  12,923,817      $     129,238      $ 161,464,181      $   3,756,840      $(206,560,245)
                                          =============      =============      =============      =============      =============



Balance, December 31, 1997                   12,923,817      $     129,238      $ 159,729,720      $   3,756,840      $(225,824,350)
Net loss                                             --                 --                 --                 --        (51,476,868)
Gain on extinguishment of
    Cumulative Preferred Stock                       --                 --          2,995,900                 --                 --
Dividends on Cumulative
    Preferred Stock                                  --                 --           (467,993)                --                 --
Dividends on Convertible
   Preferred Stock                                   --                 --         (5,028,137)                --                 --
                                          -------------      -------------      -------------      -------------      -------------
Balance, September 30, 1998                  12,923,817      $     129,238      $ 157,229,490      $   3,756,840      $(277,301,218)
                                          =============      =============      =============      =============      =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                    PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                           -------------------------------------
                                                                                 1997                   1998
                                                                                 ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $(50,316,158)          $(51,476,868)
Adjustments to reconcile net loss to net cash used in operations-
     Depreciation and amortization                                            24,261,581             23,206,902
     Minority interest in subsidiaries                                           (53,293)               (18,498)
     Extraordinary gain on early extinguishment of debt                         (826,754)                    --
     Amortization of original issue discount                                  22,019,723             25,118,009
     Amortization of imputed discount on debt                                    349,632                     --
     (Gain) loss on sales and writedown of assets                              1,057,823             (6,865,696)
     Provision for losses on subscriber receivables                              436,343                292,756
     Changes in assets and liabilities-
        Decrease in subscriber receivables                                       207,927                357,095
        (Increase) decrease in notes and other receivables                       255,339                (65,761)
        Increase in prepaid expenses and other assets                            (32,107)            (1,116,656)
        Increase in organization and financing costs                            (125,000)               (26,764)
        Increase (decrease) in accounts payable                                1,590,596             (1,711,472)
        Increase (decrease) in accrued expenses                                 (638,754)               567,522
        Decrease in subscriber advance payments and deposits                     (17,523)              (183,667)
                                                                            ------------           ------------
            Net cash used in operating activities                             (1,830,625)           (11,923,098)
                                                                            ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                            (89,421,502)           (82,596,829)
Proceeds principally from maturity of marketable securities                   92,818,265             86,262,821
Proceeds from sales of assets                                                    806,857              2,149,351
Proceeds from sale of service contracts and equipment                                 --              8,864,861
Acquisition of BTA/LMDS licenses                                                (213,284)              (711,264)
Investment in wireless systems and equipment                                 (12,907,137)            (4,300,873)
                                                                            ------------           ------------
          Net cash provided by (used in) investing activities                 (8,916,801)             9,668,067
                                                                            ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable                                                    (8,645,687)            (3,414,616)
Repayment of Cumulative Preferred Stock                                               --             (2,995,900)
Buyout of minority interest                                                       (2,000)                    --
Cumulative Preferred Stock dividends                                                  --               (467,993)
                                                                            ------------           ------------
          Net cash used in financing activities                               (8,647,687)            (6,878,509)
                                                                            ------------           ------------
              Net decrease in cash                                           (19,395,113)            (9,133,540)
Cash and cash equivalents, beginning of year                                  41,305,795             31,756,014
                                                                            ------------           ------------
Cash and cash equivalents, end of period                                    $ 21,910,682           $ 22,622,474
                                                                            ============           ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid for interest, net of amount capitalized                        $    970,970           $    912,316
   Cash received for interest                                               $  3,595,987           $  2,964,886

   Supplemental disclosures of noncash investing and financing activities:
         During 1997 and 1998, the Company acquired frequency rights in exchange for a note payable in the amount of $1,891,000 and $536,000, respectively.

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The consolidated balance sheet as of September 30, 1998, the consolidated statements of operations for the three and nine months ended September 30, 1997 and 1998 and the consolidated statements of stockholders' deficit and cash flows for the nine months ended September 30, 1997 and 1998 have been prepared by People's Choice TV Corp. (the "Company" or "PCTV") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and 1998 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Certain prior period amounts have been reclassified to conform with current period presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 included in the Company's filing on Form 10-K. The results of operations for the three and nine month periods ended September 30, 1997 and 1998 are not necessarily indicative of the operating results for the full year.

(2) Basic and Diluted Earnings per Share:

       In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". There was no effect on earnings per share for the three and nine month periods ended September 30, 1997 and 1998. The basic and diluted net loss per common share has been computed based on the weighted average of common shares outstanding.

(3) Commitments and Contingencies:

       There are certain claims against the Company which are incidental to the ordinary course of business. In the opinion of management, the ultimate resolution of these claims will not have a material effect on the financial statements.

(4) Local Multipoint Distribution Service ("LMDS") Auction:


       On February 18, 1998, the FCC commenced an auction in the LMDS spectrum band. LMDS operates at a higher frequency than MDS and has a shorter transmission range, requiring the use of multiple cells in order to serve an entire market. Within each of the 493 Basic Trading Areas ("BTA's") auctioned there are two frequency blocks, an "A block" and a substantially smaller "B block" of spectrum. The Company participated in the auction and was high bidder on the Phoenix, Arizona "B block" license and the Prescott, Arizona "A block" license. The total payment required to the FCC for the two licenses is $3.2 million. As of September 30, 1998, the Company has made the initial 20% payment for the two licenses. The remaining amount owed for the licenses was paid when the licenses were granted in October 1998.

(5) Exchange Offers:

       On April 24, 1998, the Company filed a registration statement with the Securities and Exchange Commission relating to exchange offers being made by it to holders of its 13 1/8% Senior Discount Notes due 2004 ("Old Discount Notes") and Convertible Cumulative Pay-in-Kind Preferred Stock (the "Preferred Stock"). On terms set forth in the prospectus that is a part of the registration statement, PCTV has offered to exchange (i) up to $85.0 million principal amount at maturity ($58.0 million initial accreted value) of its new 13-1/8% Senior Subordinated Discount Notes due 2003 ("New Discount Notes"), 4,887,267 shares of PCTV's Common Stock, par value $.01 per share (the "Common Stock") and $42.5 million cash for all of its outstanding $332.0 million principal amount at maturity ($266.7 million accreted value at September 30, 1998) of its Old Discount Notes (the "Debt Exchange Offer"); and (ii) up to $15.0 million principal amount at maturity ($10.2 million initial accreted value) of its New Discount Notes and 2,597,054 shares of Common Stock for all of its outstanding Preferred Stock (the "Preferred Stock Exchange Offer"). After the consummation of the exchange offers, PCTV would have 20,408,138 shares of Common Stock outstanding.

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

(6) Detroit Subsidiary Debt:

       On August 21, 1998, the Company closed on the purchase of 7,489.75 shares of Cumulative Preferred Stock of its Detroit subsidiary, with a liquidation value of $6.0 million. The purchase price was approximately $3.0 million. The excess carrying value of the Preferred Stock over the consideration was credited to additional paid in capital. In connection with this transaction, the Company also paid in full a $2.2 million promissory note which matured in August 1998.

(7) Dispositions:

       On July 2, 1998, the Company closed on a previously announced sale of its service contracts and video equipment related to providing analog video services to multiple dwelling unit properties in the Chicago market to OnePoint Communications-Illinois, LLC. for $12.6 million. Net proceeds of approximately $8.8 million has been received on the transaction. Additional proceeds of up to $3.1 million is due the Company upon the grant of certain licenses by the FCC ($2.9 million held in an escrow account) and upon receipt of certain consents ($.2 million received in October 1998). The service contracts sold represent approximately 11,600 analog video customers.

       In January 1996, the Company acquired rights to non-strategic wireless frequencies and certain other assets, including leases for 16 channels in Anahuac, Texas. In May 1998, the Company requested of the lessor to be released under the various lease agreements and for the rights to these frequencies to be returned to the FCC, resulting in a loss of approximately $1.6 million.

(8) Common Stock:

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's ability to obtain additional debt, equity, or other financing, the Company's ability to successfully launch a compressed digital video service and/or develop a high- speed data communications service, and the Company's ability to generate cash from system operations or sale of assets are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital on terms satisfactory to the Company to allow the Company to continue to develop its business; competitive factors, such as the introduction of new technologies and competitors into the subscription television business or data communications business; pricing pressures which could affect demand for the Company's service; changes in labor, equipment and capital costs; future acquisitions or strategic joint ventures; general business and economic conditions; and the other risk factors described in other parts of this report and in the Company's other reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS:

Strategic Direction
-------------------

       The Company's strategy has been to focus on (i) further development of its high-speed data communications service marketed under the name SpeedChoice (described below under "Liquidity and Capital Resources"), (ii) preparations for the launch of digital video technology in the Company's Phoenix market, and
(iii) further technical analysis of the potential use of the Company's wireless spectrum, subject to regulatory approvals, for two-way data communications services. The Company first began offering the SpeedChoice high-speed data communications service in the Detroit market in October 1997 and in the Phoenix market in March 1998. With respect to the Company's proposed digital video system, the Company is currently working to resolve certain technical issues relating to the desired performance of the system. The Company now expects the launch of a compressed digital video service to occur in 1999. When the Company offers this service in a market, it anticipates that it will offer the service in conjunction with the offering of the SpeedChoice service. Both the SpeedChoice service and digital video are new products for the Company and there can be no assurance that the Company will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for video programming and high-speed data communications services.

Revenues
--------

       Revenues decreased $2.1 million or 27% from the three month period ended September 30, 1997 to 1998 and $5.5 million or 22% from the nine month period ended September 30, 1997 to 1998. The decrease for the three and nine month periods is principally attributable to a lower video customer count ($2.3 million and $4.7 million for the three and nine month periods, respectively) resulting from the Company's suspension of the growth of its analog video customer base. The nine month comparison was also affected by lower third party installation revenues ($.7 million). Third party installation revenue resulted from the Company performing installation services for another company that provides a video service outside of our service area. This installation activity stopped in the fourth quarter of 1997. The decrease in customer count was also affected by the sale of multiple dwelling units ("MDU's) in December 1997 and July 1998 which accounted for 3,900 and 11,600 customers, respectively. This sale of MDU's accounts for $1.5 million and $2.2 million for the three and nine months periods, respectively, of the decrease in 1998 revenues compared to 1997. Customer count decreased from 72,800 at September 30, 1997 to 48,600 at September 30, 1998, or 33%. Customer count was 67,300 at December 31, 1997. As customers disconnected their service in the normal course of business due to moving, changing video services or other reasons, the Company did not actively pursue replacing these customers.

Operating Costs and Expenses
----------------------------

       Operating costs and expenses decreased $.1 million or 1% from the three month period ended September 30, 1997 to 1998 and increased $.2 million or 1% for the nine month period ended September 30, 1997 to 1998. Both periods reflect a decrease in costs associated with suspending the growth of the analog video customer base, primarily programming costs ($.7 million and $1.4 million for the three and nine month periods, respectively), and salaries and related benefits ($.2 million and $1.3 million for the three and nine month periods, respectively). In addition, there was a decrease in costs associated with third party installations ($.1 million and $.6 million for the three and nine month periods, respectively). Offsetting these are costs incurred for the launch of the high-speed data communications service ($1.2 million and $4.3 million for the three and nine month periods, respectively). Costs of third-party installation resulted from the Company performing installation services for another company that provides a video service outside of the Company's service area. This installation activity stopped in the fourth quarter of 1997. The high speed data communications service costs incurred in 1998 are those expenditures related to the launch of the Company's SpeedChoice service.

Depreciation and Amortization
-----------------------------

       Depreciation and amortization expense primarily includes depreciation and amortization of wireless systems and equipment and amortization of frequency rights. Depreciation and amortization expense decreased from the three and nine month periods ended September 30, 1997 to 1998 principally due to a decrease in amounts capitalized due to the Company's suspending the growth of its analog video customer base.

The Company expects that depreciation and amortization expense will begin to increase as a result of capital expenditures for the high-speed data communications and digital video technology.

Operating Loss
--------------

    Operating loss increased to $12.6 million from $10.8 million and to $35.4 million from $30.8 million for the three and nine months ended September 30, 1998 from the comparable period of the prior year principally due to the aforementioned decrease in revenues partially offset by decreases in depreciation and amortization. Cash flows from operating activities decreased to ($11.9) million from ($1.8) million primarily due to a decline in earnings before interest, taxes, depreciation and amortization ("EBITDA") of $5.7 million and interest income, net of cash interest expense of $.9 million. Also, the net change in assets and liabilities was unfavorable in 1998 compared to 1997, primarily due to the change in accounts payable of $3.3 million. EBITDA should not be considered as an alternative to net income or any other GAAP measure of performance or as an alternative indicator of the Company's performance or to cash flows generated by operating, investing and financing activities or as any alternative indicator of cash flows or measure of liquidity. EBITDA is commonly used in the cable television and wireless communications industries as a relevant measure of cash flow and performance and therefore useful to investors. EBITDA as calculated by the Company may not be comparable to similarly titled measures reported by other companies since all companies and analysts do not calculate EBITDA in the same manner.

Gain (Loss) on Sales and Writedown of Assets
--------------------------------------------

       Gain (loss) on sales and writedown of assets for the 1998 period primarily includes a gain on sale of service contracts and equipment related to providing analog video services to multiple dwelling unit properties in Chicago of $8.3 million, and a $.4 million gain on sale of a non-strategic frequency, partially offset by a $1.6 million write-off of non-strategic frequency rights and a $.2 million writedown of a note receivable to net realizable value.

       Gain (loss) on sales and writedown of assets for the 1997 period primarily includes a $.9 million write-off of non-strategic frequency rights, and a $.6 million writedown of a note receivable and other assets to net realizable value, partially offset by a $.4 million gain on sale of a non-strategic frequency.

       In 1994 the Company made a loan for $3.5 million to a majority stockholder of Specchio Developers Investment Corp. ("SDIC") in return for a note that bears interest at the prime rate plus 2%. This loan was collateralized by 180,000 shares of the common stock of the Company received by him in a merger transaction in which the Company acquired SDIC on May 14, 1994. The 1998 and 1997 write-downs of a note receivable primarily relate to the write-down of this note to the fair market value of the collateral received, which is the Company's Common Stock. Fair market value was determined by using the closing stock price.

Interest Expense
----------------

       Interest expense was $9.0 million and $26.1 million for the three and nine months ended September 30, 1998 compared to $8.0 million and $23.4 million in the corresponding 1997 periods. The increase in interest expense from 1997 to 1998 was a result of the accretion of the Senior Discount Notes. Non-cash interest expense totaled $8.7 million and $25.1 million for the three and nine month periods ended September 30, 1998 compared to $7.6 million and $22.4 million in the corresponding 1997 periods.

Interest Income and Other
-------------------------

    Interest income and other was $1.2 million and $3.2 million for the three and nine months ended September 30, 1998 compared to $1.5 million and $4.1 million in the corresponding 1997 periods. The decrease in the 1998 periods compared to 1997 is primarily due to a reduction in cash available for investment. The Company expects interest income to continue to decrease as the cash balance available for investment decreases.

Extraordinary Gain on Early Extinguishment of Debt
--------------------------------------------------

    This amount represents a net gain on early extinguishment of a $6.7 million note for which the Company repaid $5.9 million.

Net Loss
--------

       For the three and nine month periods ended September 30, 1998, the Company incurred net losses of approximately $12.5 million and $51.5 million compared to $18.5 million and $50.3 million for the comparable 1997 periods. These net losses are principally attributable to the significant expenses incurred in connection with the development of the Company's business. The Company expects to continue to incur net losses while it develops and expands its wireless communications systems.

Year 2000
---------

       The Company is currently in the process of evaluating its information technology and embedded technology infrastructures to identify systems that could be affected by the "Year 2000" issue. Systems that do not properly recognize such information could generate erroneous data or fail. Based on this review, the Company estimates the cost to resolve the Year 2000 issue is less than $.3 million. The Company believes it will be compliant by the end of 1999. In the event systems are not compliant on a timely basis, the Year 2000 problem may have a material impact on the operations of the Company. The Company has also begun seeking representations and assurance from its key vendors regarding timely Year 2000 compliance. Other than such surveys of its vendors, the Company has not made an assessment as to whether any of its suppliers or service providers will be affected by the date change. Should the efforts of suppliers or service providers for the Company to address the Year 2000 issue prove to be inadequate, the Company's business, financial condition and results of operations may be adversely impacted. The Company does not have a contingency plan in place should an unforeseen conversion failure occur. Such a plan, if necessary, will be developed dependent upon the specific software involved.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Cash, cash equivalents and marketable securities decreased to $67.5 million at September 30, 1998 from $80.3 million at December 31, 1997, a decrease of $12.8 million. This decrease is primarily attributable to cash used in operating activities, investment in wireless systems and equipment, repayment of notes payable and preferred stock, and payment of preferred stock dividends, partially offset by proceeds from sales of assets and service contracts and equipment.

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

       The Company launched a high-speed data communications service in the Detroit market in October 1997 and in the Phoenix market in March 1998. The service is being marketed under the name SpeedChoice. At this time, the SpeedChoice service does not have a material number of customers. The Company's ability to further develop the SpeedChoice service may be affected by a number of factors: first, the technology may not perform adequately when material levels of customers are receiving the service; second, the Company does not know whether there will be sufficient customer interest in this service at a sufficient price to create a successful business model; third, competition from cable modem, T-1, ADSL, other wireless frequencies and other new technologies and telecommunications services providers may prevent the Company from successfully developing further the SpeedChoice service; and fourth, there may be other financial, marketing, technological, customer service, billing, operational or management issues that prevent the Company from successfully developing further the SpeedChoice service.

       With respect to the Company's proposed digital video system, the Company is currently working to resolve certain technical issues relating to the desired performance of the system. The Company now expects to launch the digital video service in Phoenix in 1999. When the Company offers this service, it anticipates that it will offer the service in conjunction with the offering of the SpeedChoice service. As disclosed previously, based on its expected transition to a digital video service, the Company does not plan to add to its analog customer base.

    The Company anticipates that the development of its wireless communications systems with high-speed data communications service and digital video technology will involve capital expenditures higher than those involved in implementing analog technology because of the costs associated with the addition of a new product line, high-speed data communications, and increased costs for the more complex converter boxes and other equipment which utilize the digital technology. The Company estimates that it will spend $11.8 million in 1998 on capital expenditures. The Company has spent $5.0 million of this $11.8 million in the nine months ended September 30, 1998. Also in 1998, the Company will make $7.4 million in expenditures for debt payments, including preferred stock repayments, of which $6.4 million has been spent in the nine months ended September 30, 1998. To fund such 1998 capital expenditures and debt payments, the Company anticipates using the Company's available cash and marketable securities.

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

       Consistent with its strategy of transitioning the business of the Company from analog technology to digital technology, the Company is proposing to sell certain service contracts and equipment by which the Company provides wireless cable television service to apartment complexes, condominiums and other multiple dwelling units. On July 2, 1998, the Company closed on the sale of its Chicago service contracts representing approximately 11,600 customers for $12.6 million to OnePoint Communications-Illinois, LLC. Net proceeds of approximately $8.8 million has been received on the transaction. Additional proceeds of up to $3.1 million is due the Company upon the grant of certain licenses by the FCC ($2.9 million held in an escrow account) and upon receipt of certain consents ($.2 million received in October 1998). The Company is also in discussions to sell its Houston and Phoenix service contracts. All of the service contracts that are for sale concern properties that are served through the use of analog technology. These service contracts represent approximately 4,300 analog video customers. It is uncertain whether a definitive agreement will be executed or whether any such transaction will be completed for these service contracts.

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

       On April 24, 1998, the Company filed a registration statement with the Securities and Exchange Commission relating to exchange offers being made by it to holders of its 13 1/8% Senior Discount Notes due 2004 ("Old Discount Notes") and Convertible Cumulative Pay-in-Kind Preferred Stock (the "Preferred Stock"). On terms set forth in the prospectus that is a part of the registration statement, PCTV has offered to exchange (i) up to $85.0 million principal amount at maturity ($58.0 million initial accreted value) of its new 13-1/8% Senior Subordinated Discount Notes due 2003 ("New Discount Notes"), 4,887,267 shares of PCTV's Common Stock, par value $.01 per share (the "Common Stock") and $42.5 million cash for all of its outstanding $332.0 million principal amount at maturity ($266.7 million accreted value at September 30, 1998) of its Old Discount Notes (the "Debt Exchange Offer"); and (ii) up to $15.0 million principal amount at maturity ($10.2 million initial accreted value) of its New Discount Notes and 2,597,054 shares of Common Stock for all of its outstanding Preferred Stock (the "Preferred Stock Exchange Offer"). After the consummation of the exchange offers, PCTV would have 20,408,138 shares of Common Stock outstanding.

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



PART II    OTHER INFORMATION

Item 1-    Legal Proceedings

       None


Item 6 -   Exhibits and Reports on Form 8-K

(a) Exhibits

     (10) Asset Purchase and Sale Agreement, dated June 8, 1998, among the Company, Preferred Entertainment, Inc. and OnePoint Communications - Illinois, LLC.


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



Date:  November 10, 1998                          By   /s/ Charles F. Schwartz
                                                  -----------------------------
                                                  Name: Charles F. Schwartz
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  and Principal Accounting
                                                  Officer