Form 10-K405
period 1998-12-31
PEOPLES CHOICE TV CORP
filed 1999-03-31
CIK 903275

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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
         Yes    X     No
             -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   X
         ------

The aggregate market value of voting stock held by non-affiliates was $14,229,755 as of March 25, 1999 based upon the last sales price per share of the Registrant's Common Stock, as reported on the OTC Bulletin Board on such date. As of March 25, 1999, 12,923,817 shares of Common Stock of the Registrant were outstanding.

                                     PART I
ITEM 1.  BUSINESS

Forward Looking Statements

     In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to assumptions, risks, uncertainties and other factors that may cause actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that May Affect Future Results and Performance." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 1999.

General

     People's Choice TV Corp. (the "Company" or "PCTV", which terms, as used herein, include its consolidated subsidiaries unless the context indicates otherwise) was incorporated in Delaware on April 22, 1993. The Company and its predecessors have been engaged in the wireless communications business since 1988. As used herein, wireless communications refers to transmissions made utilizing wireless frequencies or channels authorized by the Federal Communications Commission ("FCC") to transmit between the 2.5 GHz to 2.7 GHz radio band and between the 2.15 to 2.16 GHz radio band. A wireless frequency or channel refers to 6 MHz of spectrum located in these bands. The Company's executive offices are located at Two Corporate Dr., Suite 249, Shelton, CT 06484. Its telephone number at that address is (203) 925-7900.

     The Company is a developer, owner and operator of wireless communications systems. These systems provide (i) high speed Internet access services and private data communications services, which are marketed under the name SpeedChoice/TM/, and (ii) digital and analog video transmission services. The digital video service is marketed under the name DigitalChoice TV/TM/ ("DCTV"). The Company's strategy is to own, develop and operate SpeedChoice systems and DCTV systems in large markets. The Company's markets are concentrated in the midwestern and the southwestern regions of the United States. Currently, the Company provides the SpeedChoice service in Detroit and Phoenix. The Company provides DCTV service in Phoenix and analog video service in Chicago, Detroit, Houston, St. Louis and Tucson. The Company intends to launch SpeedChoice two-way service in Phoenix in the second quarter of 1999. The Company also leases wireless frequency rights in Indianapolis, Milwaukee, and Salt Lake City. The Company leases the rights to between 21 and 33 wireless frequencies in its nine primary markets. In total, the Company leases the rights to 272 wireless frequencies in its nine primary markets, of which 227 are leased from third parties and 45 are leased from affiliates of the Company. Because wireless communications depend on a direct line-of-sight between the transmission site and the customer's location, the Company's ability to provide its services to households and businesses in each of its markets is limited by topography, foliage and the location of buildings and other obstructions. When utilizing a single point of transmission, the Company believes that its wireless transmissions will be received by 50% to 90% of the homes and businesses in a given market.

Business Overview

     SpeedChoice Service
     -------------------

     The Company offers its SpeedChoice/TM/ service in the Detroit and Phoenix markets. The SpeedChoice service includes private data communications and high speed Internet access, which allows customers to access the Internet at speeds of up to 10 megabits per second ("Mbps"). The SpeedChoice customers' download requests are sent to the Company's Point-of-Presence ("POP") by a regular telephone line connection. The download request is then processed by the SpeedChoice system's servers and high-speed backbone connection to either the Internet or to a private data network. The download is then transmitted to the SpeedChoice customer over the Company's wireless frequencies to the customer's receiving antenna and then to a SpeedChoice modem at the customers desktop computer or local area network. The Company sells the SpeedChoice service directly to residential and business customers and has developed a network of value added resellers and retailers that market and sell the SpeedChoice service on behalf of the Company. The Company has also signed agreements with Internet service providers ("ISPs") in the Detroit and Phoenix markets that permit the ISP to provide the Company's SpeedChoice service to the ISP's existing customer base. As of this date, the Company does not have a material number of customers that subscribe to the SpeedChoice service in either its Detroit or Phoenix markets. The Company cannot predict at this time whether acceptable market interest in the SpeedChoice service will emerge.

     DigitalChoice TV Service
     ------------------------

     The Company began offering its DCTV service in Phoenix in the first quarter of 1999. The Company transmits DCTV programming in a digitally compressed format in direct line-of-sight from a transmission site to each customer's receiving antenna over the Company's wireless frequencies. The Company is currently compressing its wireless frequencies at a ratio of five to one, which means that DCTV can carry up to five digital video program tracks (like HBO or ESPN) on each wireless frequency. This compression allows the Company to provide 125 channels of video programming and 40 audio channels, compared to only 33 channels of analog video programming services that were previously transmitted over the frequencies. The Company does not currently have plans to launch its DCTV service in any of its other markets.

     Analog Video Service
     --------------------

     The Company currently provides analog video service in Chicago, Detroit, Houston, St. Louis, and Tucson. Analog technology permits each wireless frequency to carry one programming service. Because of the superior capacity and quality of digital compression technology, the Company has determined not to seek to add additional customers to its analog video systems and not to actively seek to replace those customers that disconnect from the analog service. The Company is also proposing to sell certain service contracts and equipment by which the Company provides analog video services to apartments complexes, condominiums and other multiple dwelling units. It is uncertain whether the Company will be able to complete a transaction to sell such service contracts. The Company anticipates that the number of customers subscribing to its analog video service will continue to decrease during 1999.

     Two-Way Data and Internet Service
     ---------------------------------

     The Company intends to launch a SpeedChoice two-way service in its Phoenix market in the second quarter of 1999. The SpeedChoice two-way service will be an enhancement of the current SpeedChoice service and will allow the customer's upstream or response transmissions to be sent over the wireless frequencies to the Company's POPs. Currently, these response transmissions are sent by the customer by a regular telephone line connection.

     The Company is authorized to provide SpeedChoice two-way service on two of its wireless frequencies in the Phoenix market. These two frequencies will initially be used for all response transmissions for the SpeedChoice two-way service. The Company is in the process of preparing applications for two-way use for additional wireless frequencies in accordance with the rules that were released by the FCC on September 17, 1998 with respect to two-way transmissions (the "Two-way Rules"). A summary of the Two-way rules is located in this Report in the section entitled "Regulatory Environment-Two Way Transmissions." The Company is currently analyzing the potential uses for wireless frequencies in a two-way environment, including data, telephony and video transmission services. In accordance with certain authorizations granted to the Company by the FCC prior to the release of the Two-way Rules, the Company has performed extensive testing of fixed, two-way data transmissions using its wireless frequencies. The use of wireless frequencies for two-way transmissions involves the deployment of new technology, engineering and equipment, some of which is being deployed in the Phoenix and Detroit markets, but most of which will be developed for the first time by the Company and other wireless communications operators.

     The Company plans to use a sectorized, super-cell design for its SpeedChoice two-way service. With traditional wireless communications transmissions, the signal is transmitted in a 360 degree omni-directional pattern. The super-cell design divides the response channel service areas into eight 45 degree sectors. Sectorization of the response transmissions under this design allows the Company to re-use each frequency in every other sector four times for response transmissions, greatly increasing the bandwidth capacity for a response channel. For example, if the Company has two channels authorized for two-way transmissions, and allocates each channel into every other sector of eight possible sectors, the first channel could be re-used for response transmissions in sectors 1, 3, 5 and 7, while the second channel could be re-used for response transmissions in sectors 2, 4, 6 and 8. The Company does not intend to use sectorization for its downstream transmissions at this time. The Company plans to utilize the 2.15 to 2.16 GHz radio band and channels at either end of the 2.5 to 2.7 GHz radio band for response channels. The Company has selected the super-cell design over a cellularized design because of the simplicity of the design, the lower infrastructure costs associated with super-cell and the relative ease and speed, compared with a cellularized design, with which the required licensing modifications can be accomplished. Cellularization of the channels in certain markets could increase both the number of households the Company's signal can reach and the bandwidth capacity of the channels. The Company intends to continue to research and test cellularized designs and plans.

     Although the Company believes that it will be able to adapt its two-way transmission engineering plans to provide deployment of its wireless frequencies in a two-way environment, there can be no assurance that the new technology and engineering will be successful, that cost-effective and efficient equipment will be developed and produced by the vendor community, or that the Company will be able to deploy wireless frequencies in a two-way environment in any of its markets on a competitive, cost-effective basis. Furthermore, there can be no assurance that the Company will be able to obtain the necessary cooperation and coordination from wireless communications operators in markets that are contiguous or adjacent to the Company's markets to enable the Company to maximize the use of its wireless frequencies in a two-way environment. There can be no assurance that the Company will be able to secure consents from its channel lessors to file two-way applications, complete the necessary processes to enable it to file two-way applications for each of its markets, or that applications filed will not be preempted or otherwise limited by previously filed applications of other operators. Moreover, the initial plan applied for may not be the frequency plan or system design ultimately desirable for the future business conducted in a particular market. The deployment of wireless frequencies in a digital two-way environment will require significant capital expenditures. Implementation of two-way operations requires a wireless communications operator to build an infrastructure that is significantly more complex than the infrastructure necessary to operate a one-way analog or digital video system using wireless frequencies. Because the Company has only conducted testing with a limited number of customers utilizing the SpeedChoice two-way service, whether the service will perform satisfactorily at higher user levels is uncertain. The majority of the channel leases to which the Company is a party do not contemplate two-way usage. The Company is in the process of negotiating amendments to these channel leases to provide for the use of the leased channels by the Company for two-way services. The Company believes that it will be able to negotiate revised leases with most of the channel lessors in its markets on terms and conditions that are fair and reasonable to the Company.

Regulatory Environment

     General. The wireless communications industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). As used herein, wireless communications refers to transmissions made utilizing wireless frequencies or channels authorized by the FCC to transmit between the 2.5 GHz to 2.7 GHz radio band and in the 2.15 to
2.16 GHz radio band. A wireless frequency or channel refers to 6 MHz of spectrum located in these bands. The Communications Act empowers the FCC, among other things, to issue, revoke, modify and renew licenses within the spectrum available to wireless communications; to approve the assignment and/or transfer of control of such licenses; to approve the location of wireless communications systems; to regulate the kind, configuration and operation of equipment used by wireless communications systems; and to impose certain equal employment opportunity and other reporting requirements on wireless communications operators.

     In each geographic service area of the 50 largest markets, 33 six MHz channels are generally available for wireless communications. In all other geographic areas, 32 six MHz channels and 1 four MHz channel are generally available for wireless communications. Except in limited circumstances, 20 of these channels in each of these geographic service areas are generally only licensed to qualified non-profit educational organizations ("ITFS Channels"), and, in general, each of these channels must be used a minimum of 20 hours per week for instructional programming. The remaining "excess air time" on an ITFS Channel may be leased to wireless communications operators for commercial use, except that the ITFS license holder, at its option, retains the right to recapture up to an additional 20 hours of air time per week for educational programming. Notwithstanding the above, in no event may an operator lease greater than 95% of the air time of an ITFS license holder. The remaining 13 channels, commonly referred to as Multichannel Multipoint Distribution Service and Multipoint Distribution Service (collectively "MDS") or commercial channels, available in most of the Company's markets, may be licensed or leased by the Company for full time usage.

     Franchise Requirements and Taxation. The FCC has determined that, provided that the operator does not cross a public right of way, wireless communications systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless communications system does not require a local franchise, is not required to pay franchise fees, and is subject to fewer local regulations than a hardwire cable system. Moreover, all transmission and reception equipment for a wireless communications system can be located on private property; hence, there is no need to make use of utility poles or dedicated easements or other public rights of way.

     Legislation has been introduced in some states to authorize state and local authorities to impose a tax on all video program distributors (including wireless communications distributors) on the distributor's gross receipts. While the proposals vary among states, the bills all would require, if passed, as much as 8% of gross receipts to be paid by wireless distributors to local authorities. The City of Chicago has adopted an ordinance which imposes a 7% amusement tax on the gross receipts of providers of subscription video services. The Company may also be subject to a 2% Telecommunications Tax imposed by the cities of Phoenix and Tucson, Arizona; however, the Company is paying the Phoenix tax under protest and is challenging the Tucson tax. Pursuant to federal legislation, providers of video programming services utilizing direct to home satellite systems are exempt from such tax, but such exemption is not currently available to the Company.

     Licensing Procedures. Any channel that has been licensed or for which an application was filed prior to September 15, 1995, is considered an incumbent channel. The vast majority of the wireless frequencies available in the Company's major markets are incumbent, have been licensed and constructed, and such frequencies are controlled by the Company through long-term channel leases. The FCC has auctioned the rights to apply for any and all available MDS and commercial ITFS frequencies which are not incumbents throughout Basic Trading Areas ("BTAs"), which are service areas based on the 1992 Rand McNally commercial atlas. The Company has acquired all of the BTA authorizations for each of its major markets.

     Incumbent MDS applicants are initially granted a conditional license, which requires construction of the channels to be completed within one year of the date of grant of such license whereupon a full term license will be issued. A BTA MDS conditional license requires construction of the channel within a five year build-out period. Construction of a new or modified ITFS channel must be completed within 18 months. All incumbent MDS licenses expire on May 1, 2001 and all BTA MDS licenses expire on March 28, 2006. ITFS licenses are issued for a term of 10 years from date of grant. All MDS and ITFS licensees must submit an application for renewal of their respective authorizations by a certain time prior to their expiration. Petitions to deny applications for renewal may be filed. Any license may be revoked for cause in a manner similar to other FCC licenses.

     ITFS licenses had been exempt from the BTA auction process and applications for ITFS licenses or major ITFS license modifications have been awarded according to the FCC's filing window system and comparative criteria. A filing window is the period, announced in advance by the FCC, during which applications for licenses and modifications will be accepted by the FCC. As part of the Balanced Budget Act of 1997, Congress amended the Communications Act to require the FCC to use competitive bidding procedures to resolve most licensing proceedings involving applications that conflict because they cause interference to each other ("conflicting applications"). That Act specifically exempts non-commercial educational and public broadcast stations from the competitive bidding requirement, but omitted a previous exemption for ITFS licenses and modifications. As a result, the FCC must apply competitive bidding to conflicting applications, and may apply similar procedures to conflicting major modification applications, unless Congress reinstates the former exemption. There can be no assurance that Congress will do so.

     Successful bidders in the BTA auction received the exclusive right to apply for any and all available MDS frequencies and commercial ITFS frequencies throughout the entire BTA. Applications for new MDS frequencies may be filed at any time but only by BTA authorization holders. Applications for commercial ITFS frequencies may only be submitted in an ITFS filing window. Furthermore, all incumbents must be afforded interference protection to the 35 mile radius protected service areas of the incumbent. A BTA license holder must provide signals that are capable of reaching at least two-thirds of the population of the area within its control within five years of receiving the BTA authorization (the "build-out period"). If the BTA holder is not serving any part of the BTA at the end of the build-out period it will forfeit the BTA authorization and will not be eligible to regain it. Likewise, if there are unserved areas in the BTA and the BTA holder has not met its build out requirements, the Commission will partition the unserved area using county lines and make it available through an auction. Again, the original holder of the BTA will not be eligible to bid on the partitioned area.

     The FCC rules prohibit the sale of an incumbent conditional license, or of a controlling interest in the license holder for such license, prior to construction of the channel or, in certain circumstances, prior to the completion of one year of operation. BTA channels, however, need not be constructed prior to a sale of such license. In addition, the BTA authorization or BTA licenses may be assigned either together or separately. Licenses are subject to revocation or cancellation for violation of the Communications Act or the FCC's rules and policies. Conviction of certain criminal offenses may also render a licensee or applicant unqualified to hold a license. The Company's lease agreements with license holders typically require the license holders, at the Company's expense, to use their best efforts, in cooperation with the Company, to make various required filings with the FCC in connection with the maintenance and renewal of licenses. The Company believes this reduces the likelihood that a license would be revoked, canceled or not renewed by the FCC.

     Rate Regulation. The FCC currently regulates the rates of hardwire cable operators in markets in which there is no "effective competition" and does not regulate the rates of hardwire cable operators in a given market where effective competition is shown to exist. Rates charged by wireless communication operators typically are not subject to regulation. The 1996 Telecommunications Act (the "1996 Act") expanded the "effective competition" test for deregulating franchised cable operator basic and cable programming services tier rates to include the provision of comparable video programming services directly to customers in a cable operator's franchise area by a telephone company or its affiliate or any multichannel video programming distributor using the facilities of such carrier or its affiliate. The 1996 Act also deregulated cable programming service rates for small cable operators, or such operator's basic service tier rates if that was the only tier subject to regulation as of December 31, 1994. Franchised cable operators may establish different rates across franchise areas in which they are subject to effective competition. They may also offer bulk service contracts to MDUs without any uniform pricing requirement, regardless of whether the cable system is subject to effective competition, except that franchised cable operators not subject to effective competition may not charge predatory prices to MDUs, which concept is undefined in the 1996 Act. The 1996 Act deregulates rates for all cable operators as of March 31, 1999, unless Congress repeals the deregulation date.

     Signal Interference. Wireless communications transmissions are governed by FCC regulations dealing with interference and reception quality. These regulations specify important signal characteristics such as power, location, polarization, and modulation. The operation of a wireless communications system requires the collocation of a commercially viable number of transmitters and operations with common power levels. In order to commence the operations of the Company's markets, the Company has been required to file applications with the FCC to relocate and modify existing transmission sites. Many of the necessary FCC approvals have been received and the

Company believes that the necessary remaining FCC approvals will be obtained; however, there can be no assurance that these approvals will be forthcoming or timely.

     Under current FCC regulations, prior to obtaining a license or modification to an existing license, an applicant or licensee must meet FCC interference standards in the protected service area of any collocated or adjacent MDS or ITFS license holders. Once an FCC authorization has been obtained, a licensee generally may transmit anywhere within the line of sight of its transmission site. License holders generally are protected from interference within 35 miles of the transmission site; however, if the MDS license site is moved, the protection for the MDS transmission site remains only within the original 35 mile zone. Furthermore, protection to the service area of MDS licenses obtained through the BTA auction is based upon an entirely different engineering concept which utilizes a power flux density restriction which in some instances could mean less protection afforded to new BTA licensees than to incumbent licensees.

     Digital Transmission. The FCC has issued an order approving interim use of digital transmissions for MDS and ITFS channels. This order waived certain rules pertaining specifically to analog use of such channels until further testing can be conducted and a future rulemaking adopting the final rules for such use is completed. During the interim period governed by this ruling, the Commission will not require additional ITFS programming by licensees who expand their spectrum capacity by utilizing digital compression technology. The rules will continue to provide interference protection to licensees, even when digital technology is employed. However, this is an interim order and any changes to a wireless communications system under this order may be subject to additional changes when the final rules regarding digital transmissions are introduced.

     Digital transmission is specifically limited to certain approved types of digital modulation, subject to the submission of specific measurement data. Digital compression techniques enable wireless communications operators and MDS or ITFS licensees to increase their channel capacity and service offerings using existing licenses. All modification applications requesting the use of digital transmissions by either MDS or ITFS applicants are considered minor changes. Therefore, it is not necessary to wait until the FCC opens a filing window to submit such ITFS applications. Any objections to an MDS or ITFS digital application may be submitted informally to the FCC at any time prior to the grant of such application. The Company has the authority to utilize digital transmissions on all of its channels in its Phoenix, Chicago, and Tucson markets, the majority of its channels in its Detroit, St. Louis, and Milwaukee markets, and between five and seven channels in its Houston, Salt Lake City and Indianapolis markets. The Company has pending applications for digital transmission for almost all other channels in its major markets.

     Two-Way Transmission. On September 17, 1998, the FCC adopted new rules which allow MDS and ITFS licensees to provide two-way communication services, including data communications and telephony services (the "Two-way Rules"). Although petitions for reconsideration or clarification of various portions of this ruling were filed by the Company and others and remain pending, portions of the Two-way Rules became effective on February 8, 1999 with the remainder expected to become effective by the end of the first half of 1999. The Two-way Rules provide for the use of wireless frequencies for both downstream and response transmissions. Under these new rules, the following new terminology is used. A response station is a customer's location which is transmitting response signals back to the Company's transmit site. A response station hub is an array of receive antennas at the Company's transmit site that receives the signals being transmitted from the customer response stations. A signal booster station is a transmission site not located at the Company's main transmit site which is used to either relay or originate signals to customers and which would also serve as a response station hub for those customers. A signal booster station is similar in concept to a cell in cellular technology.

     Under the Two-way Rules, the Commission will announce a one-week filing window for response stations, response station hubs, booster stations and other two-way related modification applications, in which all applications will be considered simultaneously filed. All such applications must meet FCC interference protection rules or receive the consent of all co-channel and adjacent channel licensees in the Company's market and neighboring markets. The Company expects to make two-way filings for a number of its markets in this one-week window. All complete applications which have not been opposed within 120 days after the close of such window will be granted. This may include applications whose interference conflicts could not be resolved by the parties.

Thereafter, a rolling one-day filing system will be implemented in which applicants may make such filings at any time as long as interference protection is provided to all previously authorized or proposed facilities. The Company has received two-way authorizations on two channels in both the Phoenix and Detroit markets, but the Company is not certain that it will receive additional approvals for two-way transmissions for any other channels in any of its markets. When two-way transmissions are implemented, the equipment currently available will require the Company to separate downstream and response transmissions by up to 50 MHz ("channel separation") to avoid overloading a two-way customer's receive equipment. The frequencies that are not used for two-way transmissions because of this channel separation may be used for downstream only services. However, current FCC rules require that the Company provide a guard band of 6 MHz between the downstream only services and services utilizing response transmissions.

     The new rules require the operator of a response station to notify an ITFS license holder 20 days prior to the installation of a response station, if the response will be located with 1960 feet of an ITFS receive site (the "notification requirement"). The Company is seeking waivers from all of the ITFS license holders in its markets to allow the Company to install response stations without complying with the notification requirement. If the Company is not able to secure waivers in the markets in which it provides SpeedChoice two-way service, the company will need to develop new installation procedures, which may have an adverse affect on the Company's operations. The new rules also provide that any activated response station that causes interference to an existing or applied for neighboring transmit site or ITFS receive site may be requested to suspend service until it disproves or cures such interference. Other provisions of the Two-way Rules include the ability for both MDS and ITFS licensees to shift the transmission of the licensee's programming to another channel within the wireless communications system, or to actually exchange frequencies with another licensee in the same system. The Company expects to use one or more of these techniques in developing its SpeedChoice two-way service.

     Use of Reception Devices. The 1996 Act prohibited certain restrictions that impair customers' ability to receive video programming services through reception devices. The FCC prohibits any restriction that impairs the installation, maintenance or use of an antenna used for reception of video programming services that is one meter or less in diameter or diagonal measurement. To impair means to unreasonably delay, prevent or increase the cost of installation, maintenance or use or to preclude reception of an acceptable quality signal. Prohibited regulations include, but are not limited to, any state or local law or regulation, including zoning, land use, or building regulation, or any private covenant, homeowner's association rule or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property. The prohibitions have two important exceptions, which provide that certain safety restrictions and historical preservation rules are still enforceable. The FCC recently revised its rule to extend the prohibition to include viewers who rent property and wish to install and use antennas in areas where they have exclusive use, but no ownership interest, such as balconies or patios. These prohibitions, at present, do not apply to reception devices used for Internet access or data communications services.

     Copyright. Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. For most of the programming transmitted by the Company, copyright permission is secured by the programming licensor, such as MTV and CNN. However, for the secondary retransmission of distant broadcast programming, such as WGN, Section 111 of the Copyright Act establishes the cable compulsory license. Under Section 111, cable systems, including wireless communications systems, are entitled to engage in these secondary transmission without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license by filing certain reports with and paying certain fees to the U.S. Copyright Office. Section 119 of the Copyright Act provides for a similar compulsory licensing program for the retransmission of broadcast programming to the home via satellite. The Copyright Arbitration Royalty Panel has set very high rates for entities operating under Section 119. While this action has no direct impact on the rates applicable to the Company's services, the differences and disparity in the compulsory licensing schemes and rates may lead to further legislation. The Company's operations may be adversely affected by the adoption of new or changed laws or regulations applicable to the Company's copyright royalty liability.

     Under the retransmission consent provisions of the 1992 Cable Act, wireless and hardwire cable operators seeking to retransmit certain commercial television broadcast signals must first obtain the permission of the broadcast station in order to retransmit the station's signal. Under FCC rules, a broadcast station may not enter into an exclusive retransmission agreement with a hardwire cable operator. Wireless communications systems, unlike hardwire cable systems, are not required under the FCC's "must carry" rules to retransmit local television signals. Although there can be no assurances that the Company will be able to obtain requisite broadcaster consents, the Company believes in most cases it will be able to do so for little or no additional cost.

     Other Regulations. FAA Regulations. FCC license holders are subject to regulation by the FAA with respect to the construction of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. There may also be restrictions imposed by local authorities.

     Availability of Equipment. The FCC has adopted rules providing for the commercial availability of set top boxes and other consumer equipment to allow subscribers to obtain set top boxes, remote control units, etc., from commercial sources such as electronic retailers, rather than only from the wireless communications operator. However, wireless operators are still permitted to take steps necessary to guarantee system security. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations and restrictions.

     Equal Employment Opportunities. In 1998, the D.C. Circuit Court of Appeals ruled that the FCC's broadcast equal employment opportunity rules were unconstitutional. In response to that decision, the FCC has proposed to amend its EEO rules to eliminate the requirement that the wireless communications operator's employee group reflects the racial or minority composition of the local community labor force and instead to require recruitment for every job opening except for internal promotion and some possible lower level positions. This would require active, public recruitment for each non-exempt position to be filled. The operator would be required to make an effort to inform all potential job candidates of openings. The FCC is currently considering several alternative approaches to specific recruitment requirements.

     Emergency Alert System. The Commission has determined that wireless communications systems must participate in the Emergency Alert System ("EAS") on the same basis as cable systems and must install EAS equipment by October 1, 2002. For systems with 5,000 or more customers, emergency alerts and warnings must be presented to subscribers both visually and aurally on all programmed channels (channels carrying video programming). For small systems (fewer than 5,000 customers), alerts and warnings must be presented to customers aurally on all programmed channels and visually on at least one programmed channel with video interrupt on all channels that do not carry the EAS message.

     Cross Ownership Rules. The 1996 Act permits telephone companies to own cable systems within their service areas. Pursuant to the 1996 Act, the FCC established rules governing Open Video Systems, the operators of which must, among other things, provide non-discriminatory access to video programmers with regard to carriage. In general, and subject to exemption or waiver, hardwire cable operators are prohibited from holding the license for or leasing capacity from MDS or ITFS channels in areas in or about their franchise areas. However, the FCC is presently considering a rule change that would allow up to 10% common ownership between franchised and wireless communications companies serving the same area.

     Internet Regulatory Matters. Except as described above, the Company is not currently subject to direct regulation by the FCC or any other agency, other than regulations applicable to businesses generally. The Company could become subject in the future to regulations by the FCC or other regulatory agencies as a provider of basic telecommunications services. Adverse changes in the legal or regulatory environment relating to the SpeedChoice service could have a material adverse effect on the Company's business, financial condition and operating results.

     The law relating to the liability of Internet access and data communications services for information carried on or transmitted through their networks is unsettled. As the law in this area develops, the potential imposition of liability upon the Company for information carried on and transmitted through its network could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. In the future, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, indecency and obscenity, defamation, privacy, and pricing. The Company cannot predict the impact, if any, that any future regulatory changes or developments may have on its business, financial condition, and results of operations.

     Congress has recently enacted the Online Copyright Infringement Liability Limitation Act. This Act limits the liability of ISPs for copyright infringement claims for infringing material carried on and transmitted through its network, provided that the service provider complies with certain requirements. In general, the Act requires that in order to benefit from its protections, the infringing material must be transmitted through the providers network via an automatic process, the provider must not be aware that the infringing material is on the provider's network, and the provider must expeditiously remove such material upon notification from the copyright holder. In addition, the service provider may not initiate placement of the infringing work on its network.

     The Company's growth and operations as a provider of SpeedChoice service and DCTV service may be adversely impacted by the adoption of new, or changes to, existing laws or regulations or the interpretations thereof.

Competition

     The Company faces competition from a number of sources in both its SpeedChoice service and its DCTV service, including potential competition from emerging trends and technologies, some of which are described below.

     Competition for SpeedChoice Service
     -----------------------------------

     The markets for consumer and business Internet access and data communications services are extremely competitive, and the Company expects that competition will intensify in the future. The Company's most direct competitors in these markets are ISPs, national long distance carriers and local exchange carriers, other wireless or satellite service providers, Internet content aggregators, and cable television company providers. Many of these competitors are offering, or may soon offer, technologies that will attempt to compete with some or all of the Company's SpeedChoice service offerings. Such technologies include cable modem, ISDN, and DSL. The bases of competition in these markets, some of which are outlined below, include transmission speed, network configuration, reliability of service, ease of access, price/performance, ease-of-use, content quality, quality of presentation, customer support, brand recognition, operating experience and revenue sharing, and leverage of other content and distribution businesses.

     Superior Performance Aspects. Certain telephone products, i.e., DS-3
                                                               ----
lines, can carry data at speeds of up to 45 Mbps in full symmetrical paths. These products are available from local telephone companies such as US West and Ameritech, and their resellers. While DS-3 lines are extremely expensive, giving the Company a useful price/performance comparison, certain users may wish to bear the expense in return for faster symmetrical performance. Certain high level data networking companies offer mission critical level networking services, with large resources dedicated to guaranteeing such performance aspects as service uptime, response levels and redundancy. Such companies include AT&T, Ameritech and MCI WorldCom. The reputation and service levels these companies bring to bear on a prospective customer may lead prospects to choose other suppliers.

     Similar Performance Aspects. Most major cable TV companies provide high speed Internet access service and have begun deployment of cable modems. These modems use technology that is fundamentally the same as that used by the Company's SpeedChoice service, and provide a similar service performance. Given pricing or bundling incentives, prospective residential or commercial customers may choose to use such competitive services rather than SpeedChoice. Furthermore, wireless ISPs, such as Winstar and Teligent, are offering business services which may seem similar or superior in certain aspects to the Company's service. The presence of multiple providers in a market with products that have similar service aspects will serve to reduce the market share the Company may otherwise expect to attain. In addition, satellite providers of telecommunications services, such as DirecTV, are offering high speed Internet access services and may become significant competitors.

     Brand Names and Bundling. Certain competitors of the Company have more established brand names, and sell other widely used communications products that could be bundled with competing high speed Internet access products. In the Phoenix market, Cox Communications is bundling its @Home Internet access service with its video service, providing mutual discounts. Thus, residential and commercial customers already taking Cox service for video service may be more inclined to remain with Cox for Internet access service as well. While the Company will seek to offset this advantage with its own DCTV product, the Cox service is highly penetrated into the video market at this time. Furthermore, the brand names of the Company's competitors, such as Cox, are better known in the marketplace than SpeedChoice, and will also provide these competitors an advantage in consumer recognition and potential sales results.

     Proprietary Content and Services. Certain competitors of the Company own significant web content, and use that content to attract and retain subscribers. AOL has significant amounts of proprietary content and services, including e-mail addresses, chat rooms, buddy lists, news, and information. @Home, the service distributed by Cox, provides its own content. To the extent that users of these services value competitors' content over any speed or price advantages the Company may offer, it may be difficult for the Company to induce those users to switch to its services.

     Microsoft. Microsoft has integrated Internet access into its Windows 98 operating system. Furthermore, Microsoft has made significant investments and alliances with the cable industry, including direct investment in Comcast, and agreed to provide an operating system for next generation cable TV set top boxes. Finally, Microsoft has purchased Web TV, a service that delivers Internet to TV sets. Microsoft has shown itself to be extremely adept at leveraging a dominant position in one area (operating systems) into other targeted areas. To the extent that it is successful in driving Internet users to its cable TV clients or to Web TV, the Company could find it difficult to market against such leverage.

     National Presence. Certain ISPs, such as AOL, MCI Worldcom and AT&T have national networks, and can satisfy user demands in almost any area of the country. The Company's SpeedChoice service is available only in certain regions. To the extent that users demand specific service in specific regions from a single provider, the Company would be at a disadvantage marketing its service to those users, and will attract fewer of them as customers.

     Financial Resources. All of the competitors named above, and others as well, have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition, and more established relationships with advertisers and content and application providers than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing Internet services or online content than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results or financial condition. Further, as a strategic response to changes in the competitive environment, the Company may make certain pricing, service or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on the Company's business, operating results or financial condition.

     Competition for Video Services
     ------------------------------

     Hardwire Cable. The Company's principal subscription television competitors in each market are traditional hardwire cable operators. Hardwire cable companies are generally well established and known to potential customers and have significantly greater financial and other resources than the Company. In the case of the Company's DCTV service, it is expected that the hardwire cable companies competing in the Company's markets will offer as many channels of video programming as the Company. In addition, these competitors are also bundling additional services with their cable TV services, such as high speed Internet access, to enhance their products.

     Direct Broadcast Satellite ("DBS"). DBS involves the transmission of an encoded signal direct from a satellite to the customer's home. Because the signal is at a higher power level and frequency than most satellite-transmitted signals, its reception can be accomplished with a relatively small receiving dish mounted on a rooftop or in the yard. DBS service is available from DirecTV, Inc., which is a subsidiary of the Hughes Electronic unit of General Motors, United States Satellite Broadcasting Company, Inc., PrimeStar, Inc. and Echostar Communications Corporation. The growth of DBS service has been significant since such service was first launched and the Company expects that the DBS service providers will continue to be significant competitors for video programming customers. In December, 1998, DirecTV announced plans to acquire United States Satellite Broadcasting, a premium movie channel and pay-per-view programming provider, and PrimeStar, Inc., the second largest satellite video service. If these deals are consummated, DirecTV will have approximately 7 million subscribers and the ability to provide more than 370 channels of programming.

     Telephone Companies. Local exchange carriers ("LECs"), including the Regional Bell Operating Companies ("RBOC's"), are acquiring and developing cable television systems. BellSouth has made acquisitions of wireless communications systems. Ameritech and other RBOC's operate hardwire cable television franchises. US West Media Group owns Continental Cablevision Inc., one of the largest hardwire cable operators in the U.S. The Company anticipates that the RBOC's and other LEC's will be significant competitors for video programming customers. In March, 1999, AT&T closed a merger agreement with Tele-Communications, Inc. ("TCI"), the largest cable operator in the United States. AT&T will combine its current consumer long-distance, wireless and Internet services units with TCI's cable, telecommunications and high speed Internet access businesses. AT&T has also announced that it has entered into joint ventures with five other cable operators, which are affiliates of TCI. AT&T is expected to provide telephone service over cable television wires instead of traditional copper lines. AT&T has also recently signed an agreement with Time Warner, Inc., and announced a plan to offer cable-based telephone service to homes and small businesses in 33 states. The Company expects that AT&T will be a significant competitor for SpeedChoice and for DCTV.

     Private Cable. Private cable is a multi-channel subscription television service where the programming is received by satellite receiver and then transmitted via coaxial cable throughout private property, often multiple dwelling units ("MDUs"), without crossing public rights of way. Private cable operates under an agreement with a private landowner to service a specific MDU, commercial establishment or hotel. FCC rules permit point-to-point delivery of video programming by private cable operators and other video delivery systems in the 18 GHz band. Private cable operators compete with the Company for exclusive rights of entry into larger MDUs.

     Direct-to-Home ("DTH"). DTH satellite television services originally were available via satellite receivers which generally were 7 to 12 foot dishes mounted in the yards of homes to receive television signals from orbiting satellites. Until the implementation of encryption, these dishes enabled reception of any and all signals without payment of fees. Having to purchase decoders and pay for programming has reduced their popularity, although the Company will to some degree compete with these systems in marketing its video services.

     Local Off-Air VHF/UHF Broadcasts. Local off-air VHF/UHF broadcast television stations (such as ABC, NBC, CBS and Fox affiliates) provide free programming to the public. Potential customers may forego subscription television and only receive free off-air programming.

The Company's Marketplace

     Currently, the Company provides its SpeedChoice service in the Detroit and Phoenix markets. The Company provides its DCTV service in Phoenix and its analog video service in Chicago, Detroit, Houston, St. Louis and Tucson. The Company intends to launch its SpeedChoice two-way service in the Phoenix market in the second quarter of 1999. The Company controls wireless frequency rights in three additional markets located in Indianapolis, Milwaukee, and Salt Lake City. The Company leases the rights to between 21 and 33 wireless frequencies in its nine primary markets. In total, the Company leases the rights to 272 wireless frequencies in its nine primary markets, of which 227 are leased from third parties and 45 are leased from affiliates of the Company. In addition, the Company owns a 27% interest in a partnership that operates a wireless communications system in Albuquerque, New Mexico. Because wireless communications depends on a direct line-of-sight between the transmission site and the customer's location, the Company's ability to provide its services to households and businesses in each of its markets is limited by topography, foliage and the location of buildings and other obstructions. When utilizing a single point of transmission, the Company believes that its wireless transmissions will be received by 50% to 90% of the homes and businesses in a given market. The Company had 45,700 analog video customers at the end of 1998. The Company did not have a material number of SpeedChoice customers at the end of 1998. A description of the Company's principal markets is set forth below.

                                        Estimated Households
                     Markets              Within Signal Area
                     -------            --------------------
                     Chicago                       2,836,000
                     Detroit                       1,740,000
                     Indianapolis (1)              1,233,000
                     Houston                       1,105,000
                     Phoenix (2)                   1,014,000
                     St. Louis                       908,000
                     Milwaukee                       650,000
                     Salt Lake City                  359,000
                     Tucson                          314,000
                                                  ----------

                     Total                        10,159,000

(1) Includes Indianapolis and certain smaller markets surrounding Indianapolis in which the Company has significant wireless communications frequency rights.
(2) Includes Casa Grande, Arizona, which will be served by a separate transmit site.

     Chicago. The Company offers 44 channels of analog video programming (including 12 off-air VHF/UHF channels) in the Chicago market through its wholly-owned subsidiary Preferred Entertainment, Inc. ("PEI"). PEI leases the rights to 32 wireless frequencies and transmits at 50 watts from the Sears Tower, the tallest building in the United States.

     Detroit. The Company, through its subsidiary SpeedChoice of Detroit, Inc. ("SpeedChoice Detroit"), provides its SpeedChoice service in the Detroit market. The Company owns 100% of the common stock of SpeedChoice Detroit. SpeedChoice Detroit leases the rights to 27 wireless frequencies. The Company transmits the SpeedChoice service over five of its wireless frequencies and transmits at 50 watts with digital modulation. The Company also transmits 20 channels of analog video programming (including 8 off-air VHF/UHF channels) in the Detroit market. The Company transmits its video programming over 12 of its wireless frequencies and transmits at 10 watts with analog modulation. SpeedChoice Detroit is authorized to provide two-way transmissions on two frequencies.

     The Company has received digital authorizations from the FCC on 14 of its Detroit ITFS frequencies. These authorizations were conditioned upon compliance with the Canadian technical coordination agreement. These authorizations will allow the Company to use these frequencies for its SpeedChoice and DCTV services. The Company has additional applications on file at the FCC to increase power, adjust the antenna configuration, add digital modulation and other matters with respect to its 27 Detroit wireless frequencies. Subject to the receipt of certain FCC digital authorizations, interference agreements, and certain other consents, the Company will be able to provide its SpeedChoice service on its 13 MDS frequencies in the Detroit market and collocate those channels with the 14 ITFS frequencies. Because the Detroit market is within 50 miles of the Canadian border, wireless frequency specifications are subject to a technical coordination agreement between the FCC and the Canadian Radio and Television Commission which was entered into in December 1997. This agreement governs cross border transmission interference issues and establishes rules for digital transmission. The Company expects that interference issues arising as a result of Detroit's proximity to the Canadian border will be resolved pursuant to this agreement. There can be no assurance, however, that the requested applications will be approved and that the Company will be able to modify its Detroit wireless frequencies as currently proposed.

     Indianapolis. Through its approximately 92% owned subsidiary, Wireless Cable of Indianapolis, Inc. ("WCI"), the Company leases the rights to 33 wireless frequencies in the Indianapolis market. WCI also holds significant wireless frequency rights in Anderson, Bloomington, Lafayette and Kokomo, Indiana, which markets are in proximity to the Indianapolis market. Some of these frequency rights are held by Broadcast Cable, Inc., a company 86% owned by the Company and WCI. The Company does not currently offer any video or data services in this market.

     Houston. The Company offers 43 channels of analog video programming (including 12 off-air VHF/UHF channels) in the Houston market through its wholly-owned subsidiary, People's Choice TV of Houston, Inc. ("PCTV Houston"). PCTV Houston leases the rights to 33 wireless frequencies and transmits the majority of its channels at 100 watts from one of the tallest buildings in Houston.

     Phoenix. The Company offers its SpeedChoice service in the Phoenix market through its wholly-owned subsidiary, SpeedChoice of Phoenix, Inc. ("SpeedChoice Phoenix"). SpeedChoice Phoenix also offers its DCTV service, which includes 125 channels of digital video programming and 40 channels of digital music programming. SpeedChoice Phoenix intends to launch SpeedChoice two-way service in the second quarter of 1999. SpeedChoice Phoenix leases the rights to 33 wireless frequencies. The Company transmits its SpeedChoice service over 4 of its wireless frequencies and transmits its DCTV service over 29 wireless frequencies. The Company is authorized to transmit at 100 watts digital and currently transmits at 25 watts digital. SpeedChoice Phoenix is authorized to provide two way transmissions on two channels.

     St. Louis. The Company offers 31 channels of analog video programming (including 6 off-air VHF/UHF channels) in the St. Louis market through its wholly-owned subsidiary, People's Choice TV of St. Louis, Inc. ("PCTV St. Louis"). PCTV St. Louis leases the rights to 31 wireless frequencies and transmits at 200 watts.

     Milwaukee. The Company leases the rights to 21 wireless frequencies in the Milwaukee market through its wholly-owned subsidiary, People's Choice TV of Milwaukee, Inc. ("PCTV Milwaukee"). The Company does not currently offer any video or data services in this market.

     Salt Lake City. The Company leases the rights to 28 wireless frequencies in the Salt Lake City market through its wholly-owned subsidiary, People's Choice TV of Salt Lake City, Inc ("PCTV Salt Lake City"). The Company does not currently offer any video or data services in this market.

     Tucson. The Company offers 36 channels of analog video programming (including 4 off-air VHF/UHF channels) in the Tucson market through its wholly-owned subsidiary, People's Choice TV of Tucson, Inc. ("PCTV Tucson"). PCTV Tucson leases the rights to 33 wireless frequencies and transmits at 50 watts from the top of Tower Peak in Pima County, Arizona.

Licenses and Channel Leases

     The Company does not hold directly any of the FCC licenses for frequencies that it uses to provide its wireless communications services; instead, it has acquired the right to transmit under long-term leases. Some of those leases are with Alda Wireless Holdings, Inc., Alda Tucson, Inc. and Alda Gold, Inc. (the "Alda Companies"), corporations which are affiliates of the Company and which are controlled by Matthew Oristano, the Chairman and Chief Executive Officer of the Company. The other leases are with unaffiliated third parties. The average term of the Company's channel leases, including renewals at the Company's option, is more than ten years. The holder of an FCC license has the right to renew such license at its expiration date provided that the license holder has complied with the terms of the license and files the appropriate renewal applications in a timely manner. In its nine major markets, the Company leases 45 wireless frequencies from the Alda Companies (the "Alda Frequencies"). The Company leases the Alda Frequencies for nominal cost, has unlimited lease term renewal rights, and has the option to acquire ownership of the frequencies for a nominal cost. The loss of a material number of the Alda Frequencies and other wireless frequencies the Company leases in its nine major markets would have a substantial negative impact on the business and operations of the Company.

     Although the Company anticipates that it will continue to have access to a sufficient number of frequencies to operate successful wireless communications systems in the markets in which it is currently operating, if a significant number of the Company's wireless frequencies are not renewed, a significant number of its pending FCC applications are not granted or the FCC terminates, forfeits, revokes or fails to renew the authorizations held by the

Company's frequency lessors, the Company may be unable to provide viable wireless communications services in some or all of its markets.

     Licenses for wireless frequencies in most markets that meet the Company's market selection criteria have already been granted or applied for. Thus, in order to build and operate SpeedChoice and DCTV systems in new markets where it does not already control a critical number of frequencies, the Company will be required to lease sufficient frequency capacity from third parties. There can be no assurance that such frequency capacity will be available on terms acceptable to the Company.

Employees

     As of March 1, 1999 the Company had a total of 381 employees. None of the Company's employees is subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that it has good relations with its employees.

Trademarks

     The Company owns certain trademarks; however, the Company's management believes that the Company's business is not materially dependent upon its ownership of any single trademark or group of trademarks.


ITEM 2.  PROPERTIES

     The Company leases approximately 7,600 square feet for its executive offices in Shelton, Connecticut, which lease runs through August 31, 2000 and 5,800 square feet in Tucson which lease runs through March, 2001. PCTV Tucson leases approximately 18,000 square feet of office and warehouse space in Tucson pursuant to two leases that run through October, 2001 and March, 2001. PCTV Houston leases 7,500 square feet of office space in Houston which lease runs through July, 2001 and also leases 800 square feet of office space in Houston which lease runs through September, 1999. SpeedChoice Phoenix leases approximately 43,000 square feet in an office building in Phoenix, which lease expires in December, 2005, the majority of which is subleased to a third party. SpeedChoice Phoenix also leases approximately 12,000 square feet of office and warehouse space in Phoenix which lease continues through July, 1999 and which may be extended for three additional six month renewal terms. SpeedChoice Detroit leases approximately 8,500 square feet of office space, which lease runs through August, 2000. In Chicago, PEI leases approximately 10,000 square feet of office space which space serves as PEI's primary office and which lease expires in November, 2003. In addition, PEI leases a warehouse and office space totaling approximately 4,000 square feet, which lease runs through November, 2003.

     The Company expects to purchase or lease additional office space in other cities when it expands or launches other wireless communications systems. In addition to office space, the Company also leases or will lease space on the top of buildings or transmission towers located in the markets where it operates or will operate its wireless communications systems. The Company locates its wireless transmitters on these buildings or towers. The Company believes that office space and space on buildings or transmission towers is readily available on acceptable terms in the markets where the Company intends to operate wireless communications systems.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any litigation that could have a material adverse effect on its business, results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's Common Stock is currently traded on the OTC Bulletin Board ("OTC") operated by NASDAQ under the symbol "PCTV". The following table sets forth, on a per share basis for the periods shown, the range of high and low sale prices of the Common Stock as reported by NASDAQ.

                                        Closing Sale Price
                                        ------------------

                 1997                  High          Low

                 First Quarter         $6.50         $2.63

                 Second Quarter        $3.25         $0.44

                 Third Quarter         $4.00         $1.38

                 Fourth Quarter        $3.25         $1.13

                 1998

                 First Quarter         $2.06         $ .75

                 Second Quarter        $1.81         $ .41

                 Third Quarter         $1.50         $ .44

                 Fourth Quarter        $ .81         $ .18

Holders

     On March 25, 1999, there were approximately 158 holders of record of PCTV Common Stock.

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

                                                              Years Ended December 31,
                                           --------------------------------------------------------------
                                              1994          1995         1996        1997          1998
                                                        (In thousands, except per share data)
Statements of Operations Data:
Revenues                                   $ 12,557      $ 26,004      $ 33,425   $ 32,690      $  25,185
Depreciation and Amortization                 6,606        24,627        39,258     34,508         35,027
Operating Loss                              (20,573)      (42,277)      (50,819)   (43,761)       (64,338)
Interest Expense                              2,514        15,566        27,891     31,576         35,109
Net Loss                                    (19,531)(1)   (53,235)(2)   (75,887)   (69,580)(3)    (94,021)

Basic and Diluted Loss
   Per Common Share                        $  (2.20)(1)  $  (5.23)(2)  $  (6.26)  $  (5.80)(3)  $   (7.59)(4)
Weighted Average Number of
Common Shares Outstanding                     8,949        11,072        13,100     13,149         12,924

Balance Sheets Data:
   Total Assets                            $117,532      $373,093      $326,148   $279,124      $ 208,002
   Notes and Other Payables                  12,116       202,317       234,431    256,465        286,879
   Convertible Preferred Stock               10,129        54,577        60,170     66,342         73,132
   Stockholders' Equity/(Deficit)            82,997        96,519        14,089    (62,209)      (160,338)

---------------------------

Financial Statement Presentation

      The statements of operations data for the three years ended December 31, 1998 and the balance sheets data for December 31, 1997 and 1998 are derived from the consolidated financial statements and accompanying notes of PCTV Corp. and Subsidiaries included in Item 8 hereto.

---------------------------
(1)  Includes an income tax benefit of $3.2 million or $.36 per share.
(2)  Includes an extraordinary gain of $1.2 million or $.11 per share.
(3)  Includes an extraordinary gain of $.8 million or $.06 per share.
(4) Includes a gain on extinguishment of preferred stock of $3.1 million or $.24 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company's predecessor was formed in 1988 to accumulate wireless frequency rights and to own, develop and operate wireless communications systems. These systems provide (i) high speed Internet access services and private data communications services, which are marketed under the name SpeedChoice/TM/, and (ii) digital and analog video transmission services. The digital video service is marketed under the name DigitalChoice TV/TM/ ("DCTV"). The Company's strategy is to own, develop and operate SpeedChoice and DCTV systems in large markets. The Company's markets are concentrated in the midwestern and the southwestern regions of the United States. As of December 31, 1998, the Company provides analog video transmission service in Chicago, Detroit, Houston, St. Louis, Phoenix and Tucson, and its SpeedChoice service in Detroit and Phoenix. In the first quarter of 1999, the Company launched its DCTV service in Phoenix. The Company intends to launch the SpeedChoice two-way service in the Phoenix market in the second quarter of 1999. The Company also leases wireless frequencies in Indianapolis, Milwaukee and Salt Lake City. The Company leases between 21 and 33 wireless frequencies in its nine primary markets. Because wireless communications depends on a direct line-of-sight between the transmission site and the customer's location, the Company's ability to provide its services to households and businesses in each of its markets is limited by topography, foliage and the location of buildings and other obstructions. When utilizing a single point of transmission, the Company believes that its wireless transmissions will be received by 50% to 90% of the homes and businesses in a given market.

Results of Operations

      The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto, and the other financial information appearing elsewhere in this Form 10-K.

Strategic Direction

     The Company's strategy has been to focus on (i) further development of its SpeedChoice service, (ii) the launch of its DCTV service in the Company's Phoenix market, and (iii) further technical analysis of the potential use of the Company's wireless spectrum for two-way transmission services. The Company first began offering the SpeedChoice service in the Detroit market in October 1997, and in the Phoenix market in March 1998. The Company launched its DCTV service in Phoenix in the first quarter of 1999 and intends to launch the SpeedChoice two-way service in the Phoenix market in the second quarter of 1999. The Company is focusing on the SpeedChoice service because it offers greater business opportunities at this time. The Company does not currently have plans to launch DCTV in any of its other markets. Both the SpeedChoice service and DCTV service are new products for the Company and there can be no assurance that the Company will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for high-speed data communications and video programming services.

Revenues

     Revenues decreased 23% or $7.5 million for the year ended December 31, 1998 compared to the year ended December 31, 1997. The decrease is primarily attributable to a lower analog video customer count ($7.0 million), lower related installation revenue ($.4 million), and lower third party installation revenues ($.7 million), partially offset by SpeedChoice customer revenue ($.5 million). Revenues decreased 2% or $.7 million for the year ended December 31, 1997 compared to the year ended December 31, 1996. The decrease is principally attributable to a lower analog video customer count ($1.7 million) and lower related installation revenue ($.6 million), partially offset by an increase in average revenue per customer ($.9 million) and by higher third party installation revenues ($.7 million). The decrease attributable to a lower analog video customer count and lower installation revenue for both years results from the Company's suspension of the growth of its analog video customer base in 1996. Installation revenue is a charge to customers for the installation of the Company's services in their premises. Third party installation revenue resulted from the Company performing installation services for another company that provides a video service outside of the Company's service area. This installation activity stopped in the fourth quarter of 1997. Analog video customer count decreased 32% to 45,700 at December 31, 1998 from 67,300 at

December 31, 1997. The customer count at December 31, 1997 decreased 13% from 77,800 at December 31, 1996. The 1998 and 1997 decreases were also affected by the sale of certain service contracts and equipment related to providing analog video service to multiple dwelling units ("MDU's") which accounted for 11,600 and 3,900 analog video customers in 1998 and 1997, respectively. These sales account for $3.8 million and $.1 million of the decrease in 1998 and 1997 revenues compared to prior periods attributable to the decrease in analog video customer count. The decrease in customer count for all periods is primarily due to the Company's suspension of the growth of its analog video customer base in 1996. As customers disconnected their service in the normal course of business due to moving, changing video services or other reasons, the Company did not actively pursue replacing these customers.

Service Costs

      Service costs decreased 8.1% or $1.5 million for the year ended December 31, 1998 and increased 1% or $.2 million for the year December 31, 1997. Service costs are mainly programming costs, channel lease payments, transmitter site rentals, service calls, disconnect costs, backbone costs, call aggregation costs and repair and maintenance expenditures. The decrease in 1998 was primarily due to decreases in programming costs ($2.0 million), costs associated with third party installations ($.7 million) and service call costs ($.5 million), partially offset by increases in costs related to the SpeedChoice service ($1.1 million) and channel lease costs ($.6 million). The decreases were attributable to the aforementioned decline in customers and the suspension of third party installation activities in 1997. The increase in 1997 was primarily due to an increase in costs associated with third party installations ($.6 million), channel lease payments ($.3 million) and costs related to the SpeedChoice service ($.3 million), offset by a decrease in programming ($.7 million) and service call costs ($.3 million). The decreases were attributable to the aforementioned decline in customers.

Selling, General and Administrative Costs

      Selling, general and administrative costs increased 12% or $2.7 million for the year ended December 31, 1998 and decreased 10% or $2.6 million for the year ended December 31, 1997. Costs increased in 1998 from 1997 primarily due to increased spending on SpeedChoice operations ($4.7 million), including salaries and related costs ($2.1 million) and marketing ($2.0 million), partially offset by decreases in analog video operations ($2.0 million), including decreased salaries and related costs ($1.3 million) due to personnel reductions and professional fees ($.3 million). Costs decreased in 1997 from 1996 primarily due to the suspension of the growth of the analog business and is primarily attributable to a decrease in salaries and related costs ($1.0 million) due to personnel reductions, lower bad debt expenses ($.5 million) and a decrease in rent and occupancy costs ($.7 million), partially offset by costs incurred for the launch of the SpeedChoice service ($.5 million).

Depreciation and Amortization

      Depreciation and amortization expense primarily includes depreciation of wireless systems and equipment and amortization of frequency rights. Depreciation and amortization expense increased for the year ended December 31, 1998 compared to 1997 primarily due to the acceleration of depreciation for certain assets such as equipment recovered from customer premises upon disconnection of their service. The year ended December 31, 1998 also includes depreciation of amounts capitalized for SpeedChoice and DCTV equipment. Depreciation and amortization decreased for the year ended December 31, 1997 compared to 1996 primarily due to a decrease in amounts capitalized due to the Company suspending the growth of the analog customer base, partially offset by the acceleration of depreciation for certain assets, primarily equipment recovered from customer premises upon disconnection of their service that was recorded below the net book value of the equipment at the time of the disconnect.

Impairment of long-lived assets

     The Company periodically reviews the carrying value of the investment in wireless systems and equipment, including frequency rights, intangible assets, and the excess of purchase price over fair value of assets acquired for each wireless communications system in order to determine whether an impairment may exist. The Company considers relevant cash flow, estimated future operating results, trends, management's strategic plans, competition and other available information including the fair value of frequency rights owned, in assessing whether the carrying value of the assets can be recovered.

     The Company reviewed its asset values as part of a recapitalization process it undertook with certain of its bondholders and preferred stockholder (See "Liquidity and Capital Resources") and as a result of the annual budget and planning process of the Company whereby the Company revised its strategic objectives to concentrate on the SpeedChoice services. As a result of this review, the Company recorded a non-cash charge of $11.4 million for the year ended December 31, 1998. Three components comprise this writedown. (i) Assets related to the analog video customer base ($3.6 million). It has been determined the cash flow from analog video operations will not be sufficient to cover the book value of the analog customer base. (ii) Excess of cost over fair market value related to the Sat-Tel Services, Inc. ("Sat-Tel") acquisition ($4.0 million). Sat-Tel was acquired to bring installation and service capacity in-house and to secure third party video installation business for the Company. During the fourth quarter the Company determined that it will not seek to provide third party installation services. (iii) Frequency and transmit site costs for non-launched systems ($3.8 million). The Company capitalized frequency and transmit site costs for non-launched systems. A review of these systems shows these costs are not recoverable.

Non-cash Settlement of Lawsuit

      The amount represents the value of 56,000 shares of restricted Company common stock issued as part of the settlement of a lawsuit. Cable Equity Partners, Inc. ("CEP") had filed a complaint against the Company and People's Choice TV of Houston, Inc. ("PCTV Houston") in the state courts of Texas. The complaint alleged causes of action based upon slander, libel and tortious interference with contractual relations. CEP had claimed damages in excess of $20 million. The Company and its counsel had vigorously defended against this lawsuit. While the Company and its counsel believes that this lawsuit was brought without merit, to avoid the risks inherent in a jury trial, the Company elected to settle this lawsuit. The terms of the settlement provided for a payment of $1.0 million cash to CEP and for CEP to receive 56,000 shares of restricted Company common stock valued at $616,000. All of the cash settlement amount was paid by the Company's insurance carrier.

Operating Loss

      Operating loss was $64.3 million, $43.8 million and $50.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. Operating loss increased in 1998 from 1997 primarily due to the 1998 impairment of long-lived assets, the reduction in analog video customer revenues and increased costs associated with the SpeedChoice operations partially offset by the savings associated with the suspension of the development of the analog video business. Operating loss decreased in 1997 compared to 1996 primarily due to the Company's strategy not to further develop its analog business.

     Cash flows used in operating activities were $17.7 million, $3.3 million and $8.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in 1998 from 1997 of $14.4 million is primarily due to a decrease in earnings before interest, taxes, depreciation and amortization ("EBITDA") of $8.7 million adjusted for the asset impairment writedown, an unfavorable net change in assets and liabilities of $2.7 million in 1998 as compared to 1997, an increase in other expenses of $2.3 million consisting primarily of costs associated with the Company's withdrawn recapitalization plan (See "Liquidity and Capital Resources") and a reduction in interest income, net of cash interest expense, of $.7 million. The reduction in 1997 compared to 1996 of $5.5 million was primarily due to a favorable net change in assets and liabilities principally due to accounts payable which increased $3.9 million in 1997 as compared to 1996 and an improvement in EDITDA of $1.7 million adjusted for the non-cash settlement of a lawsuit, offset by a reduction in interest income, net of cash interest expense, of $.7 million.

      EBITDA should not be considered as an alternative to net income or any other GAAP measure of performance or as an alternative indicator of the Company's performance or to cash flows generated by operations, investing and financing activity or as any alternative indicator of cash flows or measure of liquidity. EBITDA is commonly used in the cable television and wireless communications industries as a relevant measure of cash flow and performance and is therefore useful to investors. EBITDA as calculated by the Company may not be comparable to similarly titled measures reported by other companies since all companies and analysts do not calculate it in the same manner.

Gain (Loss) on Sales and Writedown of Assets

    Gain (loss) on sales and writedown of assets for 1998 primarily includes a $7.9 million gain on sale of service contracts and equipment in the Chicago market partially offset by a $3.2 million writedown of certain assets to net realizable value, which is based upon the most recent offer to purchase such assets which are currently held for sale, and a $1.6 million write-off of non-strategic frequency rights.

    Gain (loss) on sales and writedown of assets for 1997 includes a $1.0 million writedown of certain assets to net realizable value, and a $.9 million write-off of non-strategic frequency rights, partially offset by the $1.0 million gain on sale of service contracts and equipment in the St. Louis market, and a $.6 million gain on sale of a non-strategic frequency.

    The 1996 amount is primarily a writedown of notes receivable of $2.8 million. In 1994 the Company made a loan to the former principal stockholder of Specchio Developers Investment Corp. ("SDIC") in return for a note that bears interest at the prime rate plus 2%. This loan was collateralized by 180,000 shares of the Company's Common Stock received by such stockholder in a merger transaction in which the Company acquired SDIC in May, 1994. This writedown primarily relates to the writedown of this note to the fair market value of the collateral received, which is the 180,000 shares of the Company's Common Stock. Fair value was determined by using the closing stock price.

Interest Expense

    Interest expense was $35.1 million, $31.6 million and $27.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in interest expense from 1996 through 1998 was primarily a result of the accretion of the Senior Discount Notes issued in May 1995. Non-cash interest expense totaled $34.0 million, $30.2 million and $26.8 million for 1998, 1997 and 1996, respectively, of which $34.0 million, $29.8 million and $26.1 million were recorded on the Senior Discount Notes in 1998, 1997 and 1996, respectively.

Interest Income and Other

    Interest income and other was $2.0 million, $5.3 million and $5.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in interest income from 1996 through 1998 was primarily due to a reduction in cash available for investment. The Company expects interest income to continue to decrease as the cash balance available for investment decreases. Interest income and other in 1998 also includes other expense of $1.9 million primarily related to previously deferred costs associated with the Company's withdrawn recapitalization plan of $2.2 million (See "Liquidity and Capital Resources"). The previously deferred $ 2.2 million has been expensed because the Company's efforts to raise new capital are uncertain at this time.

Extraordinary Gain on Early Extinguishment of Debt

    The 1997 amount represents a net gain on early extinguishment of a $6.7 million note for which the Company repaid $5.9 million.

Net Loss

    Net loss was $94.0 million, $69.6 million and $75.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. As described above, these net losses are principally attributable to the significant expenses incurred in connection with the development of the Company's business. The Company expects to continue to incur net losses while it develops and expands its wireless communications systems.

Year 2000

     The Year 2000 issue concerns the potential inability of information systems and technology based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. Systems that do not properly recognize such information could generate erroneous data or fail.

     The Company has begun to implement a five step process in an attempt to ensure its Year 2000 readiness. The first step involved creating awareness of the Year 2000 problem, establishing a Year 2000 program team and developing an overall strategy. The second step involves assessing the Year 2000 impact on the Company, identifying core business areas, processes and systems ("systems"), identifying the systems that are not Year 2000 compliant, and prioritizing their conversion or replacement. Step three involves renovation of systems, including converting, replacing, or eliminating selected platforms, applications, data bases, and utilities that may be impacted by the Year 2000. The fourth step involves validation of the Company's systems, including testing the performance, functionality, and integration of converted or replaced systems. This step also includes developing contingency plans for all critical systems. The final step involves implementation of converted or replaced platforms, applications, data bases, utilities, and interfaces, and the implementation of contingency plans, if necessary. The Company has completed its awareness phase and almost 100% of its assessment phase. The Company has commenced the renovation phase for many of its systems.

     Based on the review to date, the Company estimates the cost to resolve the Year 2000 issue is less than $.4 million. This estimate includes amounts spent to date, estimated costs to upgrade certain systems that have been identified as non-compliant, and certain amounts for unexpected costs to resolve Year 2000 issues. In the event that the renovation, validation or implementation phases require expenditures not currently foreseen or anticipated, the costs to resolve the Year 2000 issues will increase.

     The Company intends to develop contingency plans for its worst case scenarios as part of the validation phase. At this time, the Company believes that the most critical systems are its signal delivery and reception systems, its Internet backbone and infrastructure system and its accounting and financial reporting systems. The Company believes that the failure of these critical systems because of Year 2000 issues is remote. The Company also believes that a failure of its important, but less critical, environmental controls system, sales and marketing support system and internal information system, is remote. However, if such a failure were to occur in the case of the signal delivery and reception system or the Internet backbone and infrastructure system, the Company does not anticipate that it will be able to provide timely alternative or replacement systems for these critical systems. This is primarily due to the reliance by the Company on third party vendors for providing key components of such systems. The Company has sought assurances from its vendors that their products and services will be Year 2000 compliant, and received such assurances from many of its vendors. However, if such vendors are not Year 2000 compliant, the Company's business, financial condition and results of operations may be adversely impacted.

Liquidity and Capital Resources

    Cash, cash equivalents and marketable securities decreased to $55.4 million at December 31, 1998 from $80.3 million at December 31, 1997, a decrease of $24.9 million. This decrease is primarily attributable to cash used in operating activities, investment in wireless systems and equipment, and repayment of notes payable and preferred stock, and payment of preferred stock dividends, partially offset by proceeds from sales of assets.

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

     The Company anticipates that the development of its wireless communications systems with the SpeedChoice and DCTV service will involve capital expenditures higher than those involved in implementing analog technology because of the costs associated with the addition of a new product line, SpeedChoice services, and increased costs for the more complex converter boxes and other equipment which utilize the digital technology. The Company has approximately $55.4 million of cash, cash equivalents and marketable securities at December 31, 1998 and estimates that it will spend approximately $31.0 million in 1999 on investments in wireless systems and equipment, expenditures for required debt payments, and funding of operating losses. To fund such 1999 expenditures, the Company anticipates using the Company's available cash, cash equivalents and marketable securities. At the end of 1999, absent any new funding or unanticipated expenditures, the Company expects to have $24.4 million in cash, cash equivalents and marketable securities. This estimate is based on the current business plan of the Company and may change due to revisions in the Company's business plan or unexpected contingencies.

    The Company has entered into an agreement with General Instruments Corporation ("GIC") pursuant to which the Company is obligated to purchase 50,000 converter boxes over the three year life of the contract. The Company can cancel its minimum purchase obligation by paying a per box cancellation fee. The Company's anticipated 1999 payments for converter boxes under the terms described above have been included in the Company's estimates of capital expenditures for 1999.

    Consistent with its strategy of transitioning the business of the Company from analog technology to digital technology, the Company is selling certain service contracts and equipment by which the Company provides analog video services to apartment complexes, condominiums and other multiple dwelling units. These service contracts represent approximately 7,500 analog video customers. It is uncertain whether a definitive agreement will be executed for any of the service contracts.

    The level of capital expenditures incurred for customer installations is primarily variable and dependent on the customer installation activities of the Company. Therefore, actual customer installation expenditures may be more or less than the Company's estimate. Further significant capital expenditures for customer installations are expected to be incurred by the Company in 2000 and subsequent years. If the Company does not have adequate liquidity to fund its desired capital expenditure plans, the Company may delay the launch of new SpeedChoice markets and slow down its system expansion activities in its operating markets.

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

     Recapitalization Plan
     ---------------------

    On April 24, 1998, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to proposed exchange offers being made by it to holders of its 13-1/8% Senior Discount Notes ("Senior Discount Notes") and Preferred Stock. On terms set forth in the Prospectus that is a part of the Registration Statement, PCTV had proposed to offer to exchange:

     (i) up to $85,000,000 principal amount at maturity ($58,048,703 initial accreted value) of its new 13-1/8% Senior Subordinated Discount Notes due 2003 ("New Discount Notes"), 4,887,267 shares of the Company's common stock, par value $.01 per share (the "Common Stock") and $42,500,000 cash for all of its outstanding $332,000,000 principal amount at maturity of its Senior Discount Notes (the "Debt Exchange Offer"); and

     (ii) up to $15,000,000 principal amount at maturity ($10,243,889 initial accreted value) of its New Discount Notes and 2,597,054 shares of Common Stock for all of its outstanding Preferred Stock (the "Preferred Stock Exchange Offer").

     Consummation of the Debt Exchange Offer was subject to a number of conditions, including the condition that at least 95% in outstanding accreted value of Senior Discount Notes being validly tendered and not withdrawn on the expiration of the exchange offer. Consummation of the Preferred Stock Exchange Offer was subject to a number of conditions, including the condition that 100% of the outstanding shares of Preferred Stock being validly tendered and not withdrawn on the expiration date of the exchange offer.

     After the filing of the Registration Statement, a group of holders of the Senior Discount Notes, including the largest holder of such notes, formed an informal committee (the "Informal Committee") to negotiate with the Company with respect to the Proposed Exchange Offers. The Informal Committee advised the Company that its members held collectively approximately 63% of the face amount of the Senior Discount Notes. The Company had numerous discussions with the Informal Committee and the holders of the Preferred Stock with respect to the

Proposed Exchange Offer and other potential recapitalization transactions.
These discussions extended over a period of 11 months. The Company was willing to continue such discussions while there was a reasonable possibility that the parties would reach a definitive agreement on an acceptable recapitalization transaction. Because the Company was advised by the largest holder of the Senior Discount Notes that such party was not presently willing to accept the terms of the Proposed Exchange Offers or an acceptable alternative recapitalization, the Company determined to withdraw the Registration Statement.

     On March 17, 1999, the Company filed with the Securities and Exchange Commission a request that the Commission terminate the Registration Statement. The Commission has not yet advised the Company that such termination is effective.

     Additional Capital Requirements
     -------------------------------

     Based on its current business plan, the Company believes that it has sufficient cash, cash equivalents and marketable securities to fund its anticipated capital expenditures and operating losses through the end of fiscal 1999. To continue to develop its business thereafter, the Company anticipates that it will need to (i) refinance its existing Senior Discount Notes and Convertible Preferred Stock, and /or (ii) raise additional capital through new financings and asset sales. The Indenture related to the Company's Senior Discount Notes permits the Company to borrow approximately $25 million under a Bank Credit Facility as defined in the Indenture. The Company is continually reviewing its liquidity requirements and may seek to raise approximately $25 million of financing under such a facility. It is anticipated that such financing would be fully secured by substantially all of the assets of the Company. The Company has no offer sheets or other proposal from any party to provide any or all of such financing. If additional financing was not available to the Company, the Company would need to engage in asset sales to satisfy its liquidity requirements. On December 1, 2000 the Company is required to make its first interest payment in the amount of $21.8 million on the Senior Discount Notes. Unless it receives additional financings, the Company does not expect that it will have the cash resources at that time to make this payment. If the Company does not have the cash resources to make the interest payment on such date, the Company will need to seek extensions or waivers with respect to this payment from the holders of the Senior Discount Notes. If the Company were not able to obtain any such extensions or waivers, it is expected that the Company would need to seek protection under the federal bankruptcy laws.

Income Tax Matters

     The Company and its subsidiaries have net operating loss carryforwards ("NOLs") at December 31, 1998, for income tax purposes (subject to certain limitations, including limitations on changes in control, and Internal Revenue Service review) totaling approximately $170.6 million which expire in the years 2006 through 2018. Approximately $21.3 million of these NOLs at December 31, 1998 are available only to offset future taxable income of the Company's subsidiaries.

Inflation

     Management does not believe that inflation has a material impact on the Company's results of operations. Management believes it will be able to increase customer rates to keep pace with inflationary increases in costs without a significant decline in the number of customers.

Recently Issued Accounting Standards

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. Neither SFAS No. 130 or No. 131 currently impacts the Company's financial statements. With respect to SFAS No. 130, the Company currently does not have any transactions impacting comprehensive income, as defined. With respect to SFAS No. 131, the Company operates in a single reportable segment of wireless communications. Future operations of the Company may require additional disclosures and discussions.

Factors That May Affect Future Results and Performance

     The Company's business is subject to a number of risks. In addition to risks identified in other sections of this Report, certain risks are detailed in this section.

     Short Operating History; History of Losses; Unproven Business Model; No Assurance of Profitability. The Company commenced operations in November 1988 and has incurred substantial net losses in each fiscal period since its inception as a provider of wireless analog video services. From November 1988 through December, 1998 these net losses have totaled $350.1 million. The Company currently intends to focus its business plan to provide SpeedChoice service and DCTV service. As a result, the Company will increase its capital expenditures and operating expenses in order to launch such services and the Company expects to incur substantial operating and net losses for the foreseeable future. The profit potential of the Company's business model is unproven, and, to be successful, the Company must, among other things, develop and market its services that are widely accepted by consumers and businesses at prices that will yield a profit. The Company's SpeedChoice service has only been launched in two of the Company's markets, and there can be no assurance that it will achieve broad consumer or commercial acceptance. The success of the Company's SpeedChoice and DigitalChoice TV services will depend upon the willingness of subscribers to pay recurring monthly fees and upfront installation fees for such services. The SpeedChoice service is currently priced at a premium to many other online services, and there can be no assurance that large numbers of subscribers will be willing to pay a premium for the SpeedChoice service. Accordingly, it is difficult to predict whether the Company's pricing level will prove to be viable, whether demand for the Company's SpeedChoice service will materialize at the prices it expects to charge or whether current or future pricing levels will be sustainable. If such pricing levels are not achieved or sustained or if the Company's SpeedChoice service does not achieve or sustain broad market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. The Company's ability to generate future revenues will be dependent on a number of factors, many of which are beyond the Company's control, including the pricing of other Internet access and data transmission services, and overall demand for the product. Because of the foregoing factors, among others, the Company is unable to precisely forecast its revenues with any degree of accuracy for any particular quarterly period. There can also be no assurance that the Company will ever achieve profitability.

     Limited Operations as an ISP. Although the Company has significant experience owning and operating wireless analog video systems, the Company is no longer investing in the further development of its wireless analog video systems. The Company's current strategy is to focus on the opportunities available to it as a provider of SpeedChoice and DCTV services. Prior to the launch of SpeedChoice systems in Detroit and Phoenix, the Company had not previously owned or operated any Internet access service. The amount of revenues that the Company now receives from its two SpeedChoice systems is immaterial at this time. Given the Company's limited operating history as an ISP, there is no assurance that it will be able to develop, market, and expand SpeedChoice systems to achieve positive operating cash flow and to compete successfully in the ISP industry.

     Unproven Network Scalability, Speed and Infrastructure. Due to the limited deployment of the Company's SpeedChoice service, the ability of the wireless frequencies to connect and manage a substantial number of online subscribers at high transmission speeds is as yet uncertain. The Company faces risks related to the ability of the wireless frequencies to be scaled up to their expected subscriber levels while maintaining superior performance. While peak downstream data transmission speeds across wireless frequencies approach 27 Mbps in each 6 MHz channel, the actual downstream data transmission speeds over the channels could be significantly slower and will depend on a variety of factors, including type and location of content, Internet traffic, the number of active subscribers on a given spectrum segment, the number of 6 MHz channels allocated to carry the SpeedChoice service, the capability of high-speed modems used and the capacity and service quality of third-party Internet backbone providers. The initial upstream transmission data carrier is a third-party telephone line capable of speeds up to only 33.6 kilobits per second. Such speeds and reliance on a third-party telephone line could place the Company at a competitive disadvantage versus other high-speed data services. The actual data delivery speeds that can be realized by subscribers may be significantly lower than peak data transmission speeds due to the subscriber's hardware, operating system and software configurations. To access the SpeedChoice service, subscribers need a personal computer with at least a 66 MHz 486 or equivalent microprocessor and 16 megabytes of main memory. There can be no assurance that SpeedChoice will be able to achieve or maintain such a high speed of data transmission, especially as the number of the Company's subscribers grows, and the Company's failure to achieve or maintain high-speed data transmission could significantly reduce consumer demand for its services and have a material adverse effect on its business, operating results and financial condition. The Company anticipates that future expansions and adaptations of its network infrastructure may be necessary in order to respond to growth in the number of customers served, increased demands to transmit larger amounts of data and changes to its customers' product and service requirements. The expansion and adaptation of the Company's network infrastructure will require substantial financial, operational and managerial resources. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet the industry's evolving standards or its customers' growing demands and changing requirements on a timely basis, at a commercially reasonable cost, or at all, or that the Company will be able to deploy successfully any expanded and adapted network infrastructure.

     Ability to Attract Internet Professionals; Management of Expanded Operations; Dependence on Key Personnel. There is intense competition for professionals with the skills and talents required to develop and operate the SpeedChoice service. The Company has experienced difficulty in attracting and retaining such professionals. In addition, in making a transition from a wireless analog video business plan to a SpeedChoice and DCTV services business plan, the Company may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on the Company's managerial, operating, financial and other resources. The Company is also highly dependent upon the efforts of its senior management team, and the Company's future performance will depend, in part, upon the ability of senior management to manage growth effectively, which will require the Company to implement additional management information systems capabilities, to develop further its operating, administrative, financial and accounting systems and controls, and to maintain close coordination among engineering, accounting, finance, marketing, sales and operations. The inability to attract professionals, to manage the Company's expansion, or the loss of the services of any of the Company's senior management team could have a material adverse effect on the Company's business, operating results and financial condition.

     Risk of System Failure. The Company's operations are dependent upon its ability to support its network infrastructure and avoid damage from fires, earthquakes, floods, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or other unanticipated problems at the Company's Network Operations Center located in Chicago or at any of the Company's POPs could cause interruptions in the services provided by the Company. Additionally, failure of the Company's third-party backbone providers to provide the data communications capacity required by the Company, as a result of natural disaster, operational disruption or any other reason, could cause interruptions in the services provided by the Company. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, operating results and financial condition.

     Risks Of Technological Change. The markets for consumer and business Internet access services and online content are characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging nature of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its network, Internet content, and consumer and business services, particularly in response to competitive offerings. There can be no assurance that the Company will be successful in responding quickly, cost effectively and sufficiently to these developments. There may be a time-limited market opportunity for the Company's SpeedChoice services and there can be no assurance that the Company will be successful in achieving widespread acceptance of its services before competitors offer products and services with speed and performance similar or superior to the Company's current offerings. In addition, the widespread adoption of new Internet or telecommuting technologies or standards, wireless or otherwise, could require substantial expenditures by the Company to modify or adapt its network, products and services which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, new Internet or telecommuting services or enhancements offered by the Company may contain design flaws or other defects that could have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on Key Technology Suppliers. The Company currently depends on a limited number of suppliers for certain key technologies used to build and manage the SpeedChoice service. In particular, the Company depends on Hybrid Networks, Inc. ("Hybrid") for its modems, Sun Microsystems, Inc. for high availability servers, Cisco Systems, Inc. for network routing and switching hardware, Digex Incorporated and GTE Internetworking for national backbone access software, Microsoft for server and browser software, and Ascend Communications, Inc. and 3Com Corp. for dial-up access concentrators. The Company currently depends on three main suppliers to provide its DigitalChoice TV service. The Company depends on General Instrument Corporation ("GIC") for digital headend equipment and customer converter boxes, Thomcast Communications for digital transmitters and Conifer for customer receive antennas. Except as described in the next paragraph, the Company believes that there are alternative suppliers for each of these technologies. However, is such suppliers were not available, it would take a significant period of time to establish relationships with alternative suppliers and substitute their technologies into the SpeedChoice and DigitalChoice services. Except for an agreement to purchase GIC converter boxes, the Company has not entered into any long-term supply contracts with any of these suppliers. The Company places individual purchase orders with these vendors at such times and in such amounts as required by the needs of the Company's business. The loss of any of the Company's relationships with these suppliers could have a material adverse effect on the Company's business, operating results and financial condition.

     Hybrid, the Company's sole source for it supply of high-speed modems, has experienced financial difficulties. If Hybrid could not provide high speed modems to the Company, the Company would only be able to provide its SpeedChoice service to new customers so long as its inventory of high speed modems is not depleted or a new supplier is found. While the Company is trying to locate other potential providers of high speed modems, if Hybrid fails to continue to provide high speed modems and if the Company is thereafter unable to expeditiously locate a new provider, it will have material adverse effect on the Company's business, operating results and financial condition.

     Security Risks. Despite the implementation of security measures, the Company's SpeedChoice service may be vulnerable to unauthorized access, computer viruses and other disruptive problems. ISPs have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized access could also potentially jeopardize the security of confidential information stored in the computer systems of the Company and its subscribers, which may result in liability of the Company to its subscribers and also may deter potential subscribers. Although the Company intends to continue to implement industry-standard security measures, such measures have been circumvented in the past, and there can be no assurance that measures implemented by the Company will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to the Company's subscribers, which could have a material adverse effect on the Company's business, operating results and financial condition.

     Risks Associated with the DigitalChoice TV Service. The Company's ability to successfully market the DCTV service may be affected by a number of factors. First, in any market in which the Company desires to provide the DCTV service, the Company will need to obtain certain FCC approvals to implement digital transmission on certain of the frequencies in such markets and the Company will need to secure the consent of certain adjacent market licensees for these approvals to be granted. Second, although the Company has sufficient capital resources to launch one of its markets with digital video technology, the purchase of digital receiving equipment for customers will involve substantial capital expenditures by the Company and therefore the Company will need additional financings to fully develop additional markets with digital compression technology, and it is uncertain if and on what terms such financings will be available. Third, there can be no assurance that the implementation and optimization of digital video technology in the Company's markets will not take longer than anticipated. Fourth, because of the wide availability of digital video programming from national direct broadcast satellite companies such as DirectTV, there may be insufficient market acceptance of the Company's DCTV product. There may be additional factors, that the Company is unaware of at this time, that may negatively affect the Company's ability to implement and successfully market the DCTV service in its markets.

     Dependence Upon Wireless Frequency Agreements. The Company is dependent on long-term leases with third parties for its wireless frequencies. Under FCC rules, the terms of certain of the leases cannot exceed the term of the license granted by the FCC to the lessor. While many of the Company's leases provide for automatic renewals, or provide the Company a right of first refusal in the event the lessor proposes to lease channels to a third party, there can be no assurance that these leases will be renewed or extended beyond their current terms or on terms satisfactory to the Company. Similarly, the failure by these lessors to comply with the terms of their FCC authorizations or the FCC's rules could result in the termination or forfeiture of their authorizations or denial of their renewal by the FCC. Such terminations, forfeitures or denial of renewal by the FCC or failure to obtain renewal of channel lease agreements would likely have a negative impact on the Company's business and operations. Historically, the Company has not experienced any forfeitures of wireless frequency licenses or problems relating to frequency lease renewals which could have a material impact on the Company's operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio and fixed rate debt outstanding. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in U.S. government and Federal Agencies bonds and in high-quality corporate issuers. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. In addition, the Company has classified all its marketable securities as "held to maturity" which does not expose the consolidated statement of operations or balance sheets to fluctuations in interest rates.

     Investments in fixed rate interest earning instruments carries a degree of interest rate risk. Their fair market value may be adversely impacted due to a rise in interest rates and the Company's future investment income may fall short of expectations due to changes in interest rates. The Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

     Market rate risk also relates to the Company's fixed rate debt with varying maturities.

     The table below presents the principal amounts, the fair market value, and related weighted average interest rates by year of maturity for the Company's investments in marketable securities and debt obligations.


                                                                                                        Fair
                                                                                                       Market
                                  1999     2000    2001      2002     2003   Thereafter    Total      Value (1)
                                -------   -----   -----    ------   ------   ----------   --------   -----------
                                                     (In thousands, except for interest rates)
Assets:
  Marketable Securities         $32,370      --      --        --       --           --   $ 32,370       $32,391
  Average Yield to Maturity        4.65%                                                      4.65%

Liabilities:
  Senior Discount Notes              --      --      --        --       --     $332,000   $332,000       $53,100
  Fixed Interest Rate                                                            13.125%    13.125%

  Notes Payable to FCC          $   713   $ 864   $ 962    $1,054   $1,156     $  4,056   $  8,806          (2)
  Average Fixed Interest Rate      9.19%   9.36%   9.35%     9.35%    9.35%        9.31%      9.34%

  Notes Payable to PCTV
      Detroit                   $ 2,344      --      --        --       --           --   $  2,344          (2)
  Fixed Interest Rate               9.0%                                                       9.0%

(1)  Quoted market prices as of December 31, 1998.
(2)  No quoted market price exists for these debt instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES


                                                          Page No. in Form 10-K
                                                          ---------------------

Report of Independent Public Accountants                            30

Consolidated Balance Sheets December 31, 1997 and 1998              31

Consolidated Statements of Operations for Each of the Three
Years in the Period Ended December 31, 1998                         32

Consolidated Statements of Stockholders' Equity/(Deficit) for
Each of the Three Years in the Period Ended December 31, 1998       33

Consolidated Statements of Cash Flows for Each of the Three
Years in the Period Ended December 31, 1998                         34

Notes to Consolidated Financial Statements                          36

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To People's Choice TV Corp.:

We have audited the accompanying consolidated balance sheets of People's Choice TV Corp. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity/(deficit) and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. As discussed in Notes 1 and 3, the Company has significant amounts under its debt agreements that become due in December 2000. Management is currently developing plans to either restructure its debt agreements, raise additional capital or sell assets in order for the Company to meet its obligations as they become due.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People's Choice TV Corp. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                                        /s/ ARTHUR ANDERSEN LLP

Stamford, Connecticut
March 25, 1999

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                     -------------------------------
ASSETS                                                                   1997               1998
                                                                         ----               ----
Cash and cash equivalents                                            $ 31,756,014       $ 22,716,046
Marketable securities                                                  48,519,444         32,686,215
Subscriber receivables, net of allowance
   of $265,000 and $207,000                                             2,378,429          1,370,546
Notes and other receivables                                               441,335          2,659,374
Prepaid expenses and other assets                                       2,395,916          1,040,778
Investment in wireless systems and equipment, net                     177,661,367        138,819,971
Financing costs, net of accumulated amortization
   of $4,382,312 and $6,292,189                                         4,986,390          2,374,977
Excess of purchase price over fair market value of assets
   acquired, net of accumulated amortization of $1,599,915 and
   $1,542,446                                                          10,985,486          6,333,881
                                                                     ------------       ------------
         Total assets                                                $279,124,381       $208,001,788
                                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
   Notes and other payables                                          $256,465,030       $286,878,662
   Accounts payable                                                     4,476,400          1,970,840
   Accrued expenses                                                     4,363,357          4,095,183
   Subscriber advance payments and deposits                             2,500,002          1,379,146
   Minority interest in consolidated subsidiaries                         727,959            575,949
                                                                     ------------       ------------
         Total liabilities                                            268,532,748        294,899,780

Commitments and Contingencies

Convertible Pay-In-Kind Preferred Stock,
    liquidation preference $100 per share                              66,342,313         73,132,408
PCTV Detroit cumulative preferred stock                                 6,457,872            307,552

Stockholders' Deficit:
   Preferred stock, $0.01 par value, 4,271,872 shares
        authorized, no shares issued and outstanding                           --                 --
   Common stock, $0.01 par value, 75,000,000 shares
        authorized, 12,923,817 shares issued and
        outstanding at December 31, 1997 and 1998                         129,238            129,238
   Additional paid-in capital                                         159,729,720        155,621,400
   Warrants                                                             3,756,840          3,756,840
   Accumulated deficit                                               (225,824,350)      (319,845,430)
                                                                     ------------       ------------
           Total stockholders' deficit                                (62,208,552)      (160,337,952)
                                                                     ------------       ------------
           Total liabilities and stockholders' deficit               $279,124,381       $208,001,788
                                                                     ============       ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 For the Years Ended
                                                                                      December 31,
                                                                 ----------------------------------------------------
                                                                     1996                1997                1998
                                                                     ----                ----                ----
Revenues                                                         $ 33,424,512        $ 32,689,684        $ 25,185,182
                                                                 ------------        ------------        ------------
Costs and expenses:
 Service costs                                                     18,610,313          18,811,218          17,295,149
 Selling, general and administrative                               25,759,454          23,130,886          25,810,747
 Depreciation and amortization                                     39,257,939          34,508,246          35,027,353
 Impairment of long-lived assets                                           --                  --          11,390,419
 Non-cash settlement of lawsuit                                       616,000                  --                  --
                                                                 ------------        ------------        ------------
                                                                   84,243,706          76,450,350          89,523,668
                                                                 ------------        ------------        ------------
    Operating loss                                                (50,819,194)        (43,760,666)        (64,338,486)

Gain (loss) on sales and writedown of assets                       (2,907,174)           (389,521)          3,321,658
Interest expense:
  Non cash                                                        (26,824,846)        (30,151,132)        (33,994,720)
  Cash                                                             (1,066,523)         (1,424,540)         (1,114,198)
Interest income and other                                           5,672,691           5,314,240           1,977,656
Minority interest                                                     114,228              56,602             152,010
                                                                 ------------        ------------        ------------
Loss before income taxes                                          (75,830,818)        (70,355,017)        (93,996,080)
Income tax expense                                                     56,500              52,000              25,000
                                                                 ------------        ------------        ------------
Loss before extraordinary gain                                    (75,887,318)        (70,407,017)        (94,021,080)
Extraordinary gain on early extinguishment of debt                         --             826,754                  --
                                                                 ------------        ------------        ------------
Net loss                                                          (75,887,318)        (69,580,263)        (94,021,080)
Gain on extinguishment of preferred stock                                  --                  --           3,075,160
Preferred dividends                                                (6,122,764)         (6,699,040)         (7,183,480)
                                                                 ------------        ------------        ------------
Loss applicable to common shares                                 $(82,010,082)       $(76,279,303)       $(98,129,400)
                                                                 ============        ============        ============

Basic and diluted loss per common share:
  Loss before extraordinary gain                                       $(6.26)             $(5.86)             $(7.59)
  Extraordinary gain                                                       --                 .06                  --
                                                                 ------------        ------------        ------------
  Net loss                                                             $(6.26)             $(5.80)             $(7.59)
                                                                 ============        ============        ============
Weighted average number of common shares outstanding               13,099,538          13,148,853          12,923,817
                                                                 ============        ============        ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, 1998



                                              Common Stock Par Value      Additional
                                              ----------------------       Paid-In                      Accumulated
                                              Shares          Amount       Capital        Warrants        Deficit
                                              ------          ------      ----------      --------      -----------
Balance, December 31, 1995                  12,841,203       $128,412    $172,415,949    $4,331,244   $ (80,356,769)
Net loss                                            --             --              --            --     (75,887,318)
Issuance of common stock in
   acquisition                                  27,614            276         445,000            --              --
Issuance of common stock in lawsuit             56,000            560         615,440            --              --
Expiration of warrants from
   acquisition                                      --             --              --      (574,404)             --
Stock options expired                               --             --        (906,250)           --              --
Dividends on Cumulative
   Preferred Stock                                  --             --        (530,365)           --              --
Dividends on Convertible
   Preferred Stock                                  --             --      (5,592,399)           --              --
                                           -----------       --------    ------------    ----------   -------------
Balance, December 31, 1996                  12,924,817        129,248     166,447,375     3,756,840    (156,244,087)
Net loss                                            --             --              --            --     (69,580,263)
Dividends on Cumulative
   Preferred Stock                                  --             --        (526,497)           --              --
Dividends on Convertible
   Preferred  Stock                                 --             --      (6,172,543)           --              --
Other                                           (1,000)           (10)        (18,615)           --              --
                                           -----------       --------    ------------    ----------   -------------
Balance, December 31, 1997                  12,923,817        129,238     159,729,720     3,756,840    (225,824,350)
Net loss                                            --             --              --            --     (94,021,080)
Gain on extinguishment of
   Cumulative Preferred Stock                       --             --       3,075,160            --              --
Dividends on Cumulative
   Preferred Stock                                  --             --        (393,385)           --              --
Dividends on Convertible
   Preferred  Stock                                 --             --      (6,790,095)           --              --
                                           -----------       --------    ------------    ----------   -------------
Balance, December 31, 1998                  12,923,817       $129,238    $155,621,400    $3,756,840   $(319,845,430)
                                           ===========       ========    ============    ==========   =============


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended
                                                                                           December 31,
                                                                    --------------------------------------------------------
                                                                         1996                 1997                1998
                                                                         ----                 ----                ----
Cash flows from operating activities:
 Net loss                                                           $ (75,887,318)       $ (69,580,263)       $(94,021,080)
 Adjustments to reconcile net loss to net cash used in
   operations -
   Depreciation and amortization                                       39,257,939           34,508,246          35,027,353
   Minority interest in subsidiaries                                     (114,228)             (56,602)           (152,010)
   Extraordinary gain on early extinguishment of debt                          --             (826,754)                 --
   Stock issued in settlement of lawsuit                                  616,000                   --                  --
   Impairment of long-lived assets                                             --                   --          11,390,419
   Amortization of original issue discount                             26,125,506           29,801,500          33,994,720
   Amortization of imputed discount on debt                               699,340              349,632                  --
  (Gain) loss on sales and writedown of assets                          2,907,174              389,521          (3,321,658)
   Provision for losses on subscriber receivables                         988,700              508,430             407,622
Changes in assets and liabilities
  (Increase) decrease in subscriber receivables                        (1,749,222)             (69,467)            547,882
  (Increase) decrease in notes and other receivables                     (308,704)             342,176              12,076
   Decrease in prepaid expenses and other assets                          614,280              651,279           1,008,343
  (Increase) decrease in organization and financing costs                      --             (931,879)            655,116
   Increase (decrease) in accounts payable                             (1,320,309)           2,554,796          (2,505,560)
   Decrease in accrued expenses                                        (1,191,865)            (875,552)           (188,395)
   Increase (decrease) in subscriber advance payments
    and deposits                                                          609,514              (41,547)           (594,668)
                                                                    -------------        -------------        ------------
     Net cash used in operating activities                             (8,753,193)          (3,276,484)        (17,739,840)
                                                                    -------------        -------------        ------------
Cash flows from investing activities:
   Purchase of marketable securities                                 (114,505,311)        (114,074,942)        (99,188,157)
   Proceeds principally from maturity of marketable
    securities                                                        163,542,528          128,951,689         115,021,386
   Proceeds from sales of assets                                          645,072            1,239,632           2,266,202
   Proceeds from sale of service contracts and equipment                       --            3,396,838           9,026,204
   Acquisition of  Sat-Tel Services, Inc.                              (3,440,400)                  --                  --
   Acquisition of Tilden and Anahuac frequencies                       (2,253,687)                  --                  --
   Sale of interest in Preferred Entertainment of  Champaign            1,997,929                   --                  --
   Acquisition of BTA/LMDS licenses                                    (1,631,474)            (213,284)         (3,288,384)
   Investment in wireless systems and equipment                       (12,771,773)         (15,086,356)         (7,551,875)
                                                                    -------------        -------------        ------------
      Net cash provided by investing activities                        31,582,884            4,213,577          16,285,376
                                                                    -------------        -------------        ------------

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                                                   For the Years Ended
                                                                                        December 31,
                                                                   --------------------------------------------------------
                                                                         1996                1997                 1998
                                                                         ----                ----                 ----
Cash flows from financing activities:
    Repayment of notes payable                                        (4,406,962)          (9,658,377)         (4,116,959)
    Repayment of Cumulative Preferred Stock                                   --                   --          (3,075,160)
    Buyout of minority interest                                         (190,000)            (302,000)                 --
    Cumulative Preferred Stock dividends                                (170,492)            (526,497)           (393,385)
                                                                     -----------         ------------         -----------
        Net cash used in financing activities                         (4,767,454)         (10,486,874)         (7,585,504)
                                                                     -----------         ------------         -----------
          Net increase (decrease) in cash                             18,062,237           (9,549,781)         (9,039,968)
Cash and cash equivalents, beginning of year                          23,243,558           41,305,795          31,756,014
                                                                     -----------         ------------         -----------
Cash and cash equivalents, end of year                               $41,305,795         $ 31,756,014         $22,716,046
                                                                     ===========         ============         ===========

Supplementary disclosures of cash flow information:
        Cash paid for interest, net of amount capitalized            $   794,465         $  1,364,041         $ 1,331,490
        Cash received for interest                                   $ 6,193,670         $  4,844,438         $ 3,910,502


Supplemental disclosures of noncash investing and financing activities:

During 1996 in connection with the acquisition of Sat-Tel Services, Inc., the Company issued a note payable in the amount of $1,250,000 and issued 27,614 shares of common stock.

During 1996, 1997 and 1998, the Company acquired frequency rights in exchange for notes payable of $6,525,896, $1,891,000 and $536,000, respectively.


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

     The Company's strategy is to own, develop and operate wireless communications systems in large markets that provide (i) high speed Internet access service and private data communications services, which are marketed under the name SpeedChoice/TM/, and (ii) digital and analog video transmission services. The digital video service is marketed under the name DigitalChoice/TM/ ("DCTV"). The Company's markets are concentrated in the midwestern and the southwestern regions of the United States. Currently, the Company provides analog video transmission service in Chicago, Detroit, Houston, St. Louis, and Tucson, and its SpeedChoice service in Detroit and Phoenix. The Company launched the DCTV service in Phoenix in the first quarter of 1999. The Company intends to launch the SpeedChoice two-way service in the Phoenix market in the second quarter of 1999. The Company also leases wireless frequencies in Indianapolis, Milwaukee and Salt Lake City. The Company leases between 21 and 33 wireless frequencies in each of its nine primary markets. In total, the Company leases the rights to 272 wireless frequencies in its nine primary markets, of which 227 are leased from third parties and 45 are leased from affiliates of the Company. Because wireless communications depend on a direct line-of-sight between the transmission site and the customer's location, the Company's ability to provide its services to households and businesses in each of its markets is limited by topography, foliage and the location of buildings and other obstructions. When utilizing a single point of transmission, the Company believes that its wireless transmissions will be receivable by 50% to 90% of the homes and businesses in a given market.

     The Company's strategy has been to focus on (i) further development of its SpeedChoice service, (ii) the launch of its DCTV service in the Company's Phoenix market, and (iii) further technical analysis of the potential use of the Company's wireless spectrum for two-way transmission services. The Company first began offering the SpeedChoice service in the Detroit market in October 1997, and in the Phoenix market in March 1998. The Company launched its DCTV service in Phoenix in the first quarter of 1999. The Company intends to launch its SpeedChoice two-way service in the Phoenix market in the second quarter of 1999. The Company is focusing on the SpeedChoice service because it offers greater business opportunities at this time. The Company does not currently have plans to launch DCTV in any of its other markets. Both the SpeedChoice service and DCTV service are new products for the Company and there can be no assurance that the Company will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for high-speed data communications services and video programming. The existing analog video customer base will continue to decrease in 1999.

     The Company has incurred significant operating losses since its inception in 1993 and has negative stockholders' equity at December 31, 1998. Losses are expected for at least the next year as the Company continues to develop its wireless communications businesses. Although the Company has approximately $55,400,000 in cash, cash equivalents and marketable securities at December 31, 1998, substantially more funding will be required for successful deployment of its wireless communications businesses (See "Liquidity and Capital Resources") and to meet its obligations. Debt and interest payments of $24,200,000 will be due in December 2000. Without additional funding or the restructuring of its debt agreements or obtaining waivers or extensions with respect to the payments due its debt holders, the Company will not be able to meet these debt and interest payments and the Company would need to seek protection under the federal bankruptcy laws.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


2)  Summary of Significant Accounting Policies:

Principles of consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. All other investments in a business are recorded using the equity method. All significant intercompany transactions and balances have been eliminated.

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

Marketable securities--

     Marketable securities consist of U.S. Government and Federal Agency bonds and high quality corporate debt instruments which have an original maturity in excess of three months at time of purchase. At December 31, 1997 and 1998 these securities vary in maturity up to eight and four months, respectively. The Company has classified these securities as held-to-maturity and they are recorded at amortized cost. The fair market value of the securities as of December 31, 1998 and 1997 approximated the carrying value.

Financing costs--

     Financing costs are being amortized over a five year period. Amortization expense amounted to approximately $1,664,000, $1,677,000, and $1,956,000 in 1996, 1997 and 1998, respectively.

Excess of purchase price over fair market value of assets acquired

     Excess of purchase price over fair market value of assets acquired is being amortized over 20 years.

Revenue recognition--

     Subscription revenues are recognized in the period of service. Installation revenue, the fee charged to a customer for having the Company's service installed, is recorded at the time of installation, except when the fee charged is billed in installments at which time it is recorded when received. Installment billing primarily occurs with installation fees charged to businesses, which is a small portion of the Company's revenues.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


System launch expenses--

     Administrative and marketing expenses incurred by systems during their launch period are expensed as incurred.

Basic and diluted earnings per share--

     The basic and diluted net loss per common share has been computed based on the weighted average of common shares outstanding.

Recently issued accounting standards--

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. Neither SFAS No. 130 or No. 131 currently impacts the Company's financial statements. With respect to SFAS No. 130, the Company currently does not have any transactions impacting comprehensive income, as defined. With respect to SFAS No. 131, the Company operates in a single reportable segment of wireless communications. Future operations of the Company may require additional disclosures and discussions.

Reclassification--

     Certain reclassifications have been made to prior year financial data to conform to the current year presentation.

(3)  Future Operations:

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

     The Company anticipates that the development of its wireless communications systems with the SpeedChoice and DCTV service will involve capital expenditures higher than those involved in implementing analog technology because of the costs associated with the addition of a new product line, SpeedChoice services, and increased costs for the more complex converter boxes and other equipment which utilize the digital technology. The Company has approximately $55,400,000 of cash, cash equivalents and marketable securities at December 31, 1998 and estimates that it will spend approximately $31,000,000 in 1999 on investments in wireless systems and equipment, expenditures for required debt payments and funding of operating losses. To fund such 1999 expenditures, the Company anticipates using the Company's available cash, cash equivalents and marketable securities. At the end of 1999, absent any new funding or unanticipated expenditures, the Company expects to have $24,400,000 in cash, cash equivalents and marketable securities. This estimate is based on the current business plan of the Company and may change due to revisions in the Company's business plan or unexpected contingencies.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     The Company has experienced negative cash flow from operations in each year since its formation and the Company expects to continue to experience negative consolidated cash flow from operations due to operating costs associated with its system development, expansion and acquisition activities. Until sufficient cash flow is generated from operations, the Company will have to utilize its current capital resources and external sources of funding to satisfy its capital needs. The development of wireless communications systems in the Company's various markets in subsequent years, the development of the Company's other markets, acquisitions of additional wireless frequency rights and wireless communications systems and the Company's general corporate activities will require the Company to secure significant additional financings in the future and there can be no assurance that such financing will be available when required.

     Based on its current business plan, the Company believes that it has sufficient cash and marketable securities to fund its anticipated capital expenditures and operating losses through the end of fiscal 1999. To continue to develop its business thereafter, the Company anticipates that it will need to:

     (i) refinance its existing debt with holders of its Senior Discount Notes and its Convertible Preferred Stock, and /or
     (ii) raise additional capital through new financings and asset sales.

     On December 1, 2000 the Company is required to make its first interest payment in the amount of $21,788,000 on the Senior Discount Notes. Unless it receives additional financings, the Company does not expect that it will have the cash resources at that time to make this payment. If the Company does not have the cash resources to make the interest payment on such date, the Company will need to seek extensions or waivers with respect to this payment from the holders of the Senior Discount Notes. If the Company were not able to obtain any such extensions or waivers, it is expected that the Company would need to seek protection under the federal bankruptcy laws.

     On April 24, 1998, the Company filed a Registration Statement on Form
S-4 with the Securities and Exchange Commission relating to proposed exchange offers being made by it to holders of the Senior Discount Notes and Preferred Stock. On terms set forth in the Prospectus that is a part of the Registration Statement, PCTV had proposed to offer to exchange:

     (i) up to $85,000,000 principal amount at maturity ($58,048,703 initial accreted value) of its new 13-1/8% Senior Subordinated Discount Notes due 2003 ("New Discount Notes"), 4,887,267 shares of the Company's common stock, par value $.01 per share (the "Common Stock") and $42,500,000 cash for all of its outstanding $332,000,000 principal amount at maturity of its Senior Discount Notes (the "Debt Exchange Offer"); and

     (ii) up to $15,000,000 principal amount at maturity ($10,243,889 initial accreted value) of its New Discount Notes and 2,597,054 shares of Common Stock for all of its outstanding Preferred Stock (the "Preferred Stock Exchange Offer").

     Consummation of the Debt Exchange Offer was subject to a number of conditions, including the condition that at least 95% in outstanding accreted value of Senior Discount Notes being validly tendered and not withdrawn on the expiration of the exchange offer. Consummation of the Preferred Stock Exchange Offer was subject to a number of conditions, including the condition that 100% of the outstanding shares of Preferred Stock being validly tendered and not withdrawn on the expiration date of the exchange offer.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     After the filing of the Registration Statement, a group of holders of the Senior Discount Notes, including the largest holder of such notes, formed an informal committee (the "Informal Committee") to negotiate with the Company with respect to the Proposed Exchange Offers. The Informal Committee advised the Company that its members held collectively approximately 63% of the face amount of the Senior Discount Notes. The Company had numerous discussions with the Informal Committee and the holders of the Preferred Stock with respect to the Proposed Exchange Offer and other potential recapitalization transactions.
These discussions extended over a period of 11 months. The Company was willing to continue such discussions while there was a reasonable possibility that the parties would reach a definitive agreement on an acceptable recapitalization transaction. Because the Company was advised by the largest holder of the Senior Discount Notes that such party was not presently willing to accept the terms of the Proposed Exchange Offers or an acceptable alternative recapitalization, the Company determined to withdraw the Registration Statement.

     The Company has been in negotiations with the holders of its Senior Discount Notes and Convertible Preferred Stock over the past year. On March 17, 1999, the Company filed with the Securities and Exchange Commission a request that the Commission terminate the Registration Statement. The Commission has not yet advised the Company that the termination is effective.

     The Indenture related to the Senior Discount Notes permits the Company to borrow up to $25,000,000 under a Bank Credit Facility as defined in the Indenture. The Company is continually reviewing its liquidity requirements and may seek to raise up to $25,000,000 of financing under such a facility. It is anticipated that such financing would be fully secured by substantially all of the assets of the Company. The Company has no offer sheets or other proposal from any party to provide any or all of such financing. If additional financing was not available to the Company, the Company would need to engage in asset sales to satisfy its liquidity requirements.

(4)  Impairment of Long-lived Assets:

     The Company periodically reviews the carrying value of the investment in wireless systems and equipment, including frequency rights, intangible assets, and the excess of purchase price over fair value of assets acquired for each wireless communication system and other business units in order to determine whether an impairment in the value of its long-lived assets may exist. The Company considers relevant cash flow, estimated future operating results, trends, management's strategic plans, competition, and other available information including the fair value of frequency rights owned, in assessing whether the carrying value of the assets can be recovered.

     The Company reviewed its asset values as part of a recapitalization process it undertook with certain of its bondholders and preferred stockholder (See "Footnote 3") and as a result of the annual budget and planning process of the Company. As a result of this review in the fourth quarter of 1998, the Company recorded a non-cash charge of approximately $11,400,000 for the year ended December 31, 1998 for three items as follows:

     (i) Assets related to the analog video customer base ($3,600,000). It has been determined the cash flow from analog video operations will not be sufficient to cover the book value of the analog customer base.

     (ii) Excess of cost over fair market value related to the Sat-Tel Services, Inc. ("Sat-Tel") acquisition ($4,000,000). Sat-Tel was acquired to bring installation and service capacity in-house and to secure third party installation business for the Company. During the fourth quarter the Company determined that it will not seek to provide this service.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     (iii) Frequency and transmit site costs for non-launched systems ($3,800,000). The Company capitalized frequency and transmit site costs for non-launched systems. As a result of the strategic change in the Company's business plan to focus on its SpeedChoice and DCTV services, a review of these systems has demonstrated that these costs are not recoverable.

(5)  Acquisitions and Dispositions:

     In July 1998, the Company sold service contracts and video equipment related to providing analog video services to multiple dwelling unit ("MDUs") properties in the Chicago market to OnePoint Communications Illinois, LLC for $12,600,000. Net proceeds of approximately $9,000,000 have been received and additional proceeds of up to $2,900,000, which is held in escrow and is reflected as notes and other receivables in the accompanying balance sheet, is due the Company upon the grant and transfer of certain licenses by the FCC. The service contracts sold represent approximately 11,600 analog video customers. The Company recorded a gain of $7,900,000 on this transaction. The Company is also in the process of selling its MDU's in its other markets and recorded a writedown to net realizable value of approximately $3,200,000, which was based upon the most recent offer to purchase such assets which are currently held for sale. Also during 1998, the Company recorded a write-off of approximately $1,600,000 of non-strategic frequency rights. These gains and losses are reflected in gain (loss) on sales and writedown of assets in the accompanying statement of operations.

     In December 1997, the Company sold service contracts and equipment, in St. Louis, to ResNet Communications, LLC., representing approximately 8,800 MDUs accounting for 3,900 analog video customers. The net proceeds were approximately $3,400,000, resulting in a gain of approximately $1,000,000. Also during 1997, the Company recorded a writedown of certain assets to net realizable value of approximately $1,000,000 and a net loss of approximately $300,000 on non-strategic frequency rights. These gains and losses are reflected in gain (loss) on sales and writedown of assets in the accompanying statement of operations.

     In September 1997, the Company closed on an asset exchange transaction with CS Wireless Systems, Inc. ("CS"). The Company exchanged certain wireless frequencies and equipment in Kansas City for certain of CS's wireless frequencies and equipment in Salt Lake City. The transaction covers 21 wireless frequencies in Kansas City, 28 wireless frequencies in Salt Lake City, and the Basic Trading Area ("BTA") licenses for both markets. The net book value of the Kansas City assets was carried over to the Salt Lake City assets resulting in no gain or loss on the transaction.

     In January 1996, the Company acquired rights to non-strategic wireless frequencies and certain other assets, including leases for 20 channels in Tilden, Illinois and 16 channels in Anahuac, Texas. In August 1997 and May 1998, respectively, the Company returned the rights to these frequencies to the FCC, resulting in losses of approximately $850,000 and $1,600,000, respectively.

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

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     In January 1996, the Company acquired Sat-Tel Services Inc. ("Sat-Tel"), its exclusive installation and technical service company. The purchase price was $5,000,000, which consisted of $3,750,000 in cash (which included repayment of two promissory notes in the amount of $410,000 to the shareholders) and a note payable in the amount of $1,250,000, paid January 1997. Also, at closing, the Company repaid $1,500,000 of bank debt that was owed by Sat-Tel. As additional consideration, 27,614 common shares valued at approximately $445,000 were issued to the former owners in April 1996. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the fair value of assets acquired and liabilities assumed.

     Also during 1996, the Company recorded a writedown of notes receivable to net realizable value of approximately $2,800,000. In 1994, the Company made a loan to the former principal stockholder of SDIC in return for a note that bears interest at the prime rate plus 2%. This loan was collateralized by 180,000 shares of the Company's Common Stock received by such shareholder in a merger transaction in which the Company acquired SDIC on May 14, 1994. This writedown primarily relates to the writedown of this note to the fair market value of the collateral which is 180,000 shares of the Company's Common Stock. Fair market value was determined by using the closing stock price. This loss is reflected in gain (loss) on sales and writedown of assets in the accompanying statements of operations.

(6)  Investment in Wireless Systems and Equipment:

     The investment in wireless systems and equipment is as follows:

                                                                          December 31,
                                                            --------------------------------------
                                                                     1997                 1998
                                                            --------------------------------------
Inventory and construction in progress                            $  7,857,585         $  1,684,455
Property and equipment                                             105,762,165           70,003,058
Frequency rights                                                   147,947,722          145,962,789
                                                                  ------------         ------------
                                                                   261,567,472          217,650,302
Less--accumulated depreciation and amortization of
      property and equipment                                       (58,225,115)         (43,695,477)
      accumulated amortization of frequency rights                 (25,680,990)         (35,134,854)
                                                                  ------------         ------------
                                                                  $177,661,367         $138,819,971
                                                                  ============         ============


Depreciation and amortization is calculated on a straight-line basis over the following useful lives:


        Frequency rights                                                        12     years
        Wireless systems and equipment                                        3-10     years
        Vehicles                                                                 5     years
        Furniture and fixtures                                                   5     years
        Office equipment                                                         5     years
        Leasehold improvements                                                  Life of respective lease

     Wireless systems and equipment include the cost of initial customer installations. These costs include reception equipment on customer premises and related installation labor. Amortization is accelerated upon the disconnection of specific customers.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(7)  Income Taxes:

     The provision for income taxes for December 31, 1996, 1997 and 1998 is as follows:

                                                                    Years Ended December 31,
                                                 ------------------------------------------------------------
                                                         1996                 1997               1998
                                                 ------------------------------------------------------------
Current state and local income taxes                    $56,500              $52,000            $25,000
                                                        =======              =======            =======


     The following represents a reconciliation of the Company's federal statutory income tax benefit to the income tax provision:

                                                                      Years Ended December 31,
                                                  --------------------------------------------------------------
                                                            1996                   1997               1998
                                                  --------------------------------------------------------------
Statutory federal income tax (benefit)                    $(26,560,600)         $(24,624,300)       $(32,898,600)
State and local taxes, net of federal
   expense                                                      36,700                33,800              16,300
Losses not benefited                                        24,206,400            22,263,500          29,099,300
Other                                                        2,374,000             2,379,000           3,808,000
                                                          ------------          ------------        ------------
Income tax provision                                      $     56,500          $     52,000        $     25,000
                                                          ============          ============        ============

     The Company and its subsidiaries have net operating loss carryforwards ("NOLs") at December 31, 1998 for income tax purposes (subject to certain limitations and Internal Revenue Service review) totaling approximately $170,600,000 which expires in the years 2006 through 2018. Approximately $21,300,000 of these NOLs are available only to offset future taxable income of individual Company subsidiaries.

     The principal temporary items comprising the net unrecognized deferred income tax asset are as follows:

                                                                                     December 31,
                                                                    --------------------------------------------
                                                                              1997                   1998
                                                                    --------------------------------------------
Depreciation and amortization                                                 $    878,500          $    578,830
Start up costs capitalized for tax                                                 327,005               357,093
Amortization of discount on senior discount notes                               24,595,410            36,493,576
Asset impairment and other writedowns                                            1,174,661             5,662,547
Other                                                                            3,389,494             4,788,681
Net operating loss carryforward for financial
   reporting purposes                                                           27,315,330            42,192,848
                                                                              ------------          ------------
Net deferred tax asset                                                          57,680,400            90,073,575
Less:  valuation reserve                                                       (57,680,400)          (90,073,575)
                                                                              ------------          ------------
Net deferred tax asset recognized                                             $          0          $          0
                                                                              ============          ============

For the years ended December 31, 1997 and 1998, the Company has utilized NOLs for financial reporting purposes of $62,600,00 and $51,811,000, respectively. These NOLs were used to reduce the deferred tax liabilities related to the acquisitions made by the Company.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(8)  Notes and Other Payables:

                                                                                December 31,
                                                                  ----------------------------------------
                                                                           1997                   1998
                                                                  ----------------------------------------
13.125% senior discount notes due June 1, 2004                           $332,000,000           $332,000,000
   Less original issue discount ("OID") (a)                               (90,397,359)           (56,402,639)
                                                                         ------------           ------------
                                                                          241,602,641            275,597,361
                                                                         ------------            -----------
Notes payable, Federal Communications Commission, with
   interest rates ranging from 8.625% - 9.5% and due dates
   ranging from 2006-2008 (b)                                               8,416,653              8,806,154
Notes payable of PCTV Detroit (c)                                           6,070,190              2,343,500
Other, with interest rates ranging from 10.5% - 14.5% and due dates ranging from 1999-2000, partially secured
   by equipment                                                               375,546                131,647
                                                                         ------------           ------------
                                                                         $256,465,030           $286,878,662
                                                                         ============           ============

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

     The notes and warrants trade separately. Each warrant is exercisable for
1.427 shares of common stock at an exercise price of $31.90 per share. Such warrants will expire on June 1, 2000. The warrants have a value of $3,756,840 based upon a valuation of the warrants and notes made at the date of issuance.

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

(b) As a result of the FCC auctions for BTA authorizations, the Company purchased 28 BTA authorizations. The payment terms require a 20% downpayment; for two years after the conclusion of the auction, payments of interest in the remaining principal balance; and beginning two years after the conclusion of the auction, amortization of the remaining principal and interest over an eight year period.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(c)  As a result of the acquisition of the Detroit System, the Company issued
(i) notes payable in the amount of $3,000,000 with interest at 8%, which was paid in August 1998; and (ii) notes payable in the amount of $2,150,000, plus accrued interest of $194,000, due December 2000 with an interest rate of 9% per year. The Company also assumed a note payable to the predecessor owners in the amount of approximately $4,200,000 with interest at 8% payable in quarterly installments, which was paid in September 1998.

Annual maturities of all debt are as follows:

         Years ending December 31:

         1999                                   $    842,795
         2000                                      3,210,569
         2001                                        963,276
         2002                                      1,054,254
         2003                                      1,156,353
         Thereafter                              336,054,054
                                                ------------
                                                 343,281,301
         OID                                     (56,402,639)
                                               -------------
                                               $ 286,878,662
                                               =============

The fair value of the senior discount notes at December 31, 1998, was approximately $53,100,000 and is based on the quoted market price of the debt. The fair value of the other notes and other payables approximate the carrying value.

(9)  Preferred Stock:

     In 1994 and 1995, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), pursuant to which the Company agreed to sell to an investor 500,000 shares of Convertible Cumulative Pay-In-Kind Preferred Stock, par value $.01 per share and liquidation preference $100 per share (the "Convertible Preferred Stock") of the Company for an aggregate cash purchase price of $50,000,000. The Convertible Preferred Stock is convertible at any time after its date or dates of issuance into shares of the common stock, par value $.01 per share, of the Company (the "Common Stock") and has a conversion price of $22.50 per share, subject to anti-dilution adjustments.

     The terms of the Convertible Preferred Stock and the Stock Purchase Agreement entitle the holders of Convertible Preferred Stock, voting as a class, to elect two members of the Board of Directors (or, if the size of the Board of Directors is increased, a proportionately greater number) for so long as certain permitted transferees own shares of Convertible Preferred Stock in certain minimum amounts.

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

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Dividends on the Convertible Preferred Stock (and interest on unpaid dividends) accrue at an annual rate of 9-7/8% and are payable quarterly in additional shares of Convertible Preferred Stock up to the fifth anniversary of the date of issuance of such shares. After October 27, 1999, dividends may only be paid in cash, except that the Company, at its options, may postpone the cash pay dividend date for six quarters. The Convertible Preferred Stock may not be redeemed by the Company prior to the fifth anniversary of the date of its first issuance. Thereafter, the Company may redeem all of the Convertible Preferred Stock at a price per share equal to 106% of the liquidation preference plus 106% of the sum of accrued and unpaid dividends and interest on unpaid dividends for cash or shares of Common Stock.

     The Convertible Preferred Stock is also redeemable, as defined, upon a change in control of the Company or on the tenth anniversary of the date of its first issuance of shares of Convertible Preferred Stock.

     In August and November 1998, the Company closed on the purchase of 7,687.90 shares of Cumulative Preferred Stock of its Detroit subsidiary with a liquidation value of $6,150,000. The purchase price was approximately $3,075,000 million. The excess carrying value of the Preferred Stock over the consideration was credited to additional paid in capital.

(10) Employee Benefits:

     During 1998 the Company maintained two 401(k) employee benefit plans pursuant to which participants deferred a certain percent of their annual compensation in order to receive certain benefits upon retirement, death, disability or termination of employment. The Company makes matching contributions of up to $400 per employee in one plan which vested immediately and 40% of up to 6% of employee salary, per employee in another plan which vested over a period of seven years. During 1996, 1997 and 1998, the Company incurred expenses of approximately $89,000, $83,000 and $56,000, respectively, related to these plans. Beginning January 1999, the Company merged the two plans. Under the new plan, the Company makes matching contributions up to 40% of up to 6% of employee salary, per employee which vests over a period of five years.

(11) Stock Options and Warrants:

     On April 30, 1993, PCTV adopted a non-qualified stock option plan for certain key employees (the "Key Employee Plan"), which is administered by two members of PCTV's Board of Directors. Under the Key Employee Plan, 111,085 shares of common stock are reserved for issuance pursuant to options granted thereunder at an exercise price of $.10 per share. Options to purchase 111,085 shares of common stock were issued in April and June 1993. The option holders are entitled during their employment to exercise the options for a cash payment of the exercise price at any time between the first and tenth anniversaries of the date of grant of the options. Options granted under the Key Employee Plan generally are non-transferable.

     On April 30, 1993, non-qualified options to purchase shares of common stock, were granted under a plan (the "Founders Plan") to Matthew and Victor Oristano in the amounts of 200,000 shares and 100,000 shares, respectively. The per share exercise price of these options is $10.50. All of these options are fully vested as of this date and are exercisable until April 30, 2003. Non-qualified stock options were granted to Matthew and Victor Oristano in the amounts of 5,000 and 2,500, respectively for fiscal 1994. These options have an exercise price of $23.00 per share and have a ten year term.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     In April 1993, PCTV adopted its 1993 Stock Option Plan (the "1993 Plan"), which is administered by two members of PCTV's Board of Directors. Under the 1993 Plan, options to purchase an aggregate of not more than 1,800,000 shares of common stock may be granted from time to time to key employees (including officers), advisors and independent consultants to PCTV or to any of its subsidiaries (other than those persons eligible for participation under the Founders Plan). Options granted to officers and employees may be designated as incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). Options granted to independent consultants and other non-employees may only be designated NQSOs.

     A summary of the status of the Company's stock option plans as of December 31, 1996, 1997 and 1998, and changes during the years ending on those dates, is presented below:

                               -------------------------------------------------------------------------------------
                                            1996                        1997                        1998
                               -------------------------------------------------------------------------------------
                                                 Weighted                    Weighted                     Weighted
                                                 Average                      Average                     Average
                                                 Exercise                    Exercise                     Exercise
                                    Shares        Price         Shares         Price        Shares         Price
                               -------------------------------------------------------------------------------------

Outstanding, beginning of year       653,275      $13.70        835,725        $13.67      1,332,225        $ 5.97
Granted                              227,750       14.53        971,750          4.92         91,000           .62
Exercised                                 --         --              --            --             --            --
Forfeited/canceled                   (45,300)      18.52       (475,250)        17.36        (69,000)         2.52
                                     -------       ------      ---------        ------      ---------        -----
Outstanding, end of year             835,725      $13.67      1,332,225        $ 5.97       1,354,225        $5.75
                                     =======      ======      =========        ======       =========        =====

Weighted average fair value of
   options granted during year                    $ 9.82                       $ 1.91                        $ .54
                                                  ======                       ======                        =====
Options exercisable at end of
   year                              535,266                     452,516                      769,017
                                     =======                     ========                     =======

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                              Options Outstanding
                               -------------------------------------------------------------------------------
                                  Options Outstanding         Weighted Average               Weighted
                                           at             Remaining Contract Life             Average
      Range of Exercises           December 31, 1998                                           Price
 --------------------------------------------------------------------------------------------------------------
    $   .10 - $  .25             131,475                      7.6 years                         $  .17
    $  1.38 - $ 4.00             713,625                      8.3 years                         $ 3.01
    $ 10.50 - $23.00             509,125                      6.1 years                         $11.08

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes Pricing Model with the following assumptions used for grants:

                                          1996                       1997                        1998
                               --------------------------------------------------------------------------------
Risk-free interest rate               5.8% to 6.6%               5.7% to 6.7%                4.7% to 5.6%
Expected lives                          7 years                    7 years                     7 years
Expected dividend rate                    0%                           0%                         0%
Expected volatility                       58%                          75%                       106%

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     The Company accounts for stock options and warrants issued to employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for the options granted. Had compensation cost for 1996, 1997 and 1998 been determined under the principles of SFAS No. 123, "Accounting for Stock Based Compensation", net loss would have been as follows:

                                           1996                       1997                        1998
                                -------------------------------------------------------------------------------
Loss applicable to common
shares:
    As reported                             $(82,010,082)                $(76,279,303)             $(98,129,400)
    Proforma                                $(82,857,841)                $(77,141,030)             $(99,042,487)

Basic and dilutive loss per
  common share:
Loss before extraordinary
  gain:
      As reported                           $      (6.26)                $      (5.86)             $      (7.59)
      Proforma                              $      (6.33)                $      (5.93)             $      (7.66)
   Net loss:
     As reported                            $      (6.26)                $      (5.80)             $      (7.59)
      Proforma                              $      (6.33)                $      (5.87)             $      (7.66)

     These proforma amounts may not be indicative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

(12) Employment and Consultant Agreements:

     PCTV has a written employment agreement with the CEO which provides for an annual base salary of $300,000 and an annual bonus as determined by the Company. The employment agreement expires on May 1, 2000 and automatically renews for one-year periods unless the Company or executive provides the other of notice of the intent not to renew. The agreement contains confidentiality and non-competition provisions and requires the executive to devote full time to the business of the Company. Pursuant to this agreement, if his employment is terminated by the Company without cause, he is entitled to his base salary and certain benefits for the greater of the reminder of the employment term or one year from the date of the termination.

     The Company has entered into change of control severance agreements with seven of its executive officers which require the Company, in the case of a change of control of the Company, to pay each of such officers two times their annual base salary and bonus. In addition, in the case of a change of control, options issued under the Company's 1993 Stock Option Plan vest immediately.

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     PCTV also has a written consulting agreement with Alda Limited Partners, pursuant to which it and its chairman, Mr. Victor Oristano (the "Consultant"), have agreed to render management consulting services to PCTV including advice concerning strategic and financial planning matters, wireless development and operation activities and public and stockholder relation matters. This agreement provides that the Consultant shall be paid consulting fees of $158,000 per annum and provides that the Consultant may receive an annual performance bonus to be determined by PCTV. This agreement will continue to July 8, 2000 and automatically renews for one-year periods unless the Company or executive provides the other of notice of the intent not to renew. The agreement contains confidentiality and non-competition provisions, and if the consulting relationship is terminated by PCTV without cause, entitles the Consultant to the base consulting fees for the remainder of the consulting term.

(13) Commitments and Contingencies:

     Under various lease and rental agreements for offices, warehouses, equipment and frequency licenses, the Company had expenses of approximately $6,294,000, $5,926,000 and $6,320,000 in 1996, 1997 and 1998, respectively.
Future annual minimum payments under these non-cancelable agreements, including only the initial terms for frequency licenses, are as follows:

1999                                       $ 5,419,000
2000                                         4,467,000
2001                                         4,408,000
2002                                         4,243,000
2003                                         3,808,000
Thereafter                                   6,321,000
                                           -----------
                                           $28,666,000
                                           ===========

     There are certain claims against the Company which are incidental to the ordinary course of business. In the opinion of management, the ultimate resolution of these claims will not have a material effect on the financial statements.


(14) Valuation and Qualifying Accounts:

                                              Balance at        Charged to                           Balance
                                              Beginning          Costs &                             at end
Description                                   of Period          Expenses          Deductions        of Period
-----------                                   -----------------  ----------------  --------------    ---------------
December 31, 1996
Allowance for Doubtful Accounts               $651,300          $989,000           $1,260,800         $379,500

December 31, 1997
Allowance for Doubtful Accounts               $379,500          $508,000           $  622,500         $265,000

December 31, 1998
Allowance for Doubtful Accounts               $265,000          $408,000           $  466,000         $207,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The following table sets forth certain information concerning each of the Company's directors and executive officers:

Name                             Age       Position with Company
----                             ---       ---------------------
Matthew Oristano(1)(2)(3)        42        Chairman, Chief Executive Officer,
                                           and Director
Charles F. Schwartz              43        Senior Vice President, Chief
                                           Financial Officer and Chief of Staff
Todd A. Rowley                   34        Senior Vice President--Market
                                           Development
Peter Lynch                      51        Senior Vice President--Operations
Donald E. Olander                39        Vice President, General Counsel and
                                           Corporate Secretary
Michael F. Whalen, Jr.           33        Vice President--Finance and
                                           Acquisitions
Victor Oristano                  82        Vice Chairman and Director
Terry L. Scott(1)(2)(3)          48        Director

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

     There are currently three members of the Board of Directors of the Company. All of these members are elected by the holders of the Common Stock and Convertible Preferred Stock voting as a single class (the "Common Stock Directors"). There are currently three Common Stock Directors, consisting of one director who is serving for a term which expires in 2001, one director who is serving for a term which expires in 2000, and one director who is serving for a term which expires in 1999. All directors hold office until their successors have been elected and qualified.

     Pursuant to the terms of the Certificate of Designations with respect to the Convertible Preferred Stock, the holders of the Convertible Preferred Stock have the right, voting as a separate class, to elect two persons to the Board of Directors of the Company. There are no nominees of the holders of the Preferred Stock serving on the Board of Directors at this time. In addition to designating two directors to the Board of Directors of the Company, the holders of the Convertible Preferred Stock are entitled to vote with the holders of Common Stock with respect to the election of the other members of the Board of Directors.

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

     Todd A. Rowley has been Senior Vice President-Market Development of the Company since its formation in April 1993, and since 1988 had been Vice President of the Company's predecessor.

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

     Terry L. Scott is currently Chairman of Terion, Inc., a privately held company involved in data communications. In 1997, Mr. Scott served as Chairman and Chief Executive Officer of Terion. From 1995 through 1996, Mr. Scott served as President and Chief Executive Officer of Terion. From January, 1994 through October of 1995, Mr. Scott was President and Chief Executive Officer of Paging Network, Inc. From 1993 to 1995 Mr. Scott served on the board of directors of Paging Network. Mr. Scott first became President of Paging Network in February of 1993. From 1990 to 1993, Mr. Scott was Senior Vice President--Finance and Administration, Treasurer and Chief Financial Officer of Paging Network. Mr. Scott serves on the board of directors of the Personal Communications Industry Association (PCIA) and was on the executive committee of the PCIA from 1990 to 1995.

Section 16 Reports

     The Company believes that all required Forms 3, 4 and 5 were filed on time during fiscal 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table discloses compensation for the fiscal years listed received by the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers.

                          Summary Compensation Table

                                                          Annual Compensation
                                                 --------------------------------------
                                                                                                 Long Term
                                                 Fiscal                     Other Annual     Compensation Awards       All Other
Name and Principal Position                       Year    Salary   Bonus    Compensation        Options(#)(1)        Compensation(2)
---------------------------                      ------  --------  -----    ------------    ----------------------  ---------------
Matthew Oristano                                   1998  $273,445   $0       $0              92,500                $2,398
   Chairman and Chief Executive Officer            1997  $212,000   $0       $0                   0                $1,900
                                                   1996  $212,000   $0       $0                   0                $1,900

Peter Lynch                                        1998  $162,615   $0       $0             100,000                $1,714
   Senior Vice President--Operations               1997  $143,000   $0       $0              55,000                $1,500
                                                   1996  $142,000   $0       $0              30,000                $1,500

Charles F. Schwartz                                1998  $162,616   $0       $0             100,000                $1,106
   Senior Vice President, Chief Financial          1997  $143,000   $0       $0              70,000                $  900
      Officer                                      1996  $139,000   $0       $0              30,000                $  900

Todd A. Rowley                                     1998  $162,231   $0       $0             100,000                $  751
   Senior Vice President--Market Development       1997  $123,000   $0       $0              55,000                $  600
                                                   1996  $121,000   $0       $0              30,000                $  600

Donald E. Olander                                  1998  $137,712   $0       $0              90,000                $  339
   Vice President, General Counsel, Corporate      1997  $123,000   $0       $0              45,000                   330
      Secretary                                    1996  $121,384   $0       $0              15,000                   330

_______________

(1) The number of options granted for fiscal 1997 includes 25,000, 40,000, 35,000 and 30,000 options for Messrs. Lynch, Schwartz, Rowley and Olander, respectively, which were issued pursuant to the Company's option exchange and repricing program implemented in 1997. In January 1997, the 1993 Stock Option Committee considered an option exchange and repricing program whereby all holders of outstanding options issued under the Company's 1993 Stock Option Plan would have the opportunity to surrender outstanding options for cancellation in exchange for new options. Half of the new options would have an exercise price of $4.00 (the price of the Common Stock on the date the exchange program was approved) and half of the new options would have an exercise price of $11.50. All of the new options would have a new three-year vesting schedule. On January 28, 1997, the 1993 Stock Option Committee approved the proposed option exchange and repricing program, and the program was implemented thereafter. The options granted for services performed in fiscal 1998 were granted on January 4, 1999.

(2) The items reported for fiscal 1998 are for life insurance premiums in the amounts of $2,397, $1,313, $706, $350, and $339 and matching contributions to the Company's 401(k) plan in the amounts of $0, $400, $400, $400 and $0 for Mr. Oristano, Mr. Lynch, Mr. Schwartz, Mr. Rowley and Mr. Olander, respectively.

     The following table sets forth certain information regarding stock option grants made to the named executive officers in 1998.

                     Option Grants in Last Fiscal Year (1)

                                                Individual Grants
                           ---------------------------------------------------------
                                              % of Total                                  Potential Realizable Value
                                              Options                                     at Assumed  Annual Rates of
                                              Granted to    Exercise                        Stock Price Appreciation
                              Options         Employees       Price         Expiration         for Option Term(2)
Name                          Granted (#)   in Fiscal Year  ($/Sh.) (4)       Date           5%($)           10%($)
----                          ----------    -------------   -----------     ----------     ----------      ---------
Matthew Oristano               92,500(3)       8.9%         .40625           1/04/09         $23,633       $59,889
Peter Lynch                   100,000(3)       9.7%         .40625           1/04/09         $25,549       $67,745
Charles F. Schwartz           100,000(3)       9.7%         .40625           1/04/09         $25,549       $67,745
Todd A. Rowley                100,000(3)       9.7%         .40625           1/04/09         $25,549       $67,745
Donald E. Olander              90,000(3)       8.7%         .40625           1/04/09         $22,994       $58,270

_______________
(1) Options were granted for services performed in 1998, but were granted on January 4, 1999.
(2) Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year term of the option. Potential realizable values are net of exercise price, but before taxes associated with exercise. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.
(3) Incentive stock options vest at a rate of one-ninth, one-third, two-thirds, eight-ninths and 100% on the first, second, third, fourth and fifth anniversary of the grant, respectively.
(4) The closing price of the Common Stock on the day of the grant of all of the options, January 4, 1999, was $.375.

Option Exercises and Fiscal 1998 Year-End Value

     The number of options exercised and the value realized from any such exercise during fiscal 1998 and the number and value of options held at fiscal year end for the named executive officers are set forth in the following table.

         Aggregate Option Exercises and Fiscal Year-End Option Values
         ------------------------------------------------------------

                                                          Number of Securities
                                                          Underlying Unexercised                Value of Unexercised
                                                          Options at Fiscal Year              In-the-Money Options at
                                                                 End (#)                      Fiscal Year End ($)(1)
                                                       ---------------------------------  --------------------------------
                         Shares           Value
                        Acquired on      Realized
Name                    Exercise(#)       ($)(2)       Exercisable    Unexercisable (3)   Exercisable     Unexercisable
----                  ---------------    --------      -------------  -----------------   --------------  ----------------
Matthew Oristano           0               $0            205,000             92,500           $    0                $0
Peter Lynch                0               $0             32,499            152,501           $    0                $0
Charles F. Schwartz        0               $0             39,999            160,001           $    0                $0
Todd A. Rowley             0               $0             70,164            150,836           $6,525                $0
Donald E. Olander          0               $0             30,000            120,000           $    0                $0

_______________
(1) Value of unexercised options is (i) the fair market value of the Common Stock at fiscal 1998 year end ($.28125) less the option exercise price per share, times (ii) the number of shares subject to the option.
(2) Value realized upon exercise is (i) the fair market value of the Common Stock on the date of exercise, less the option exercise price, times (ii) the number of shares of Common Stock received on exercise of the option.
(3) Includes option grants for services performed in fiscal 1998, which were made on January 4, 1999.

Compensation of Directors

     Directors, other than those who also are employees or consultants of the Company, receive annual fees of $20,000 and are eligible to receive stock option grants of the Company's Common Stock. The director is initially eligible for an option grant of 10,000 shares of Common Stock to be made upon the director's first election to the Company's Board of Directors, and thereafter for additional grants of options. In addition, directors who are not also employees or consultants of the Company receive a fee of $500 for attendance at each Board meeting. Directors also are reimbursed for certain reasonable expenses incurred in attending Board meetings. Mr. Scott has been issued options to purchase 10,000 shares of the Company Common Stock at a price of $3.125 (which are currently 80% vested) and 40,000 shares of the Common Stock at a price of $.40625 (which vest over the next five years). Other than these fees and awards, no member of the Board receives any fees or other compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation

     The following individuals serve as members of the Compensation Committee of the Board of Directors: Matthew Oristano and Terry Scott. Certain transactions between members of the Compensation Committee and the Company are described below under "Certain Relationships and Related Transactions".

Employment and Consulting Agreements

     The Company has a written employment agreement with Matthew Oristano. Pursuant to this agreement, as of May 1, 1998, Mr. Oristano receives an annual base salary of $300,000 and he may receive an annual bonus to be determined by the Company's Compensation Committee. The agreement has a term which expires on May 1, 2000. The agreement automatically renews for one-year periods, unless the Company or Mr. Oristano provides the other of notice of the intent not to renew. The agreement contains confidentiality and non-competition provisions and contemplates that Mr. Oristano will devote his full time to the business of the Company. Pursuant to this agreement, if Mr. Oristano's employment is terminated by the Company without cause, he is entitled to his base salary and certain benefits for the greater of the remainder of the employment term or one year from the date of termination.

     The Company has entered into change of control severance agreements with each of Mr. Matthew Oristano, Mr. Lynch, Mr. Schwartz, Mr. Rowley, and Mr. Olander, and two other officers of the Company which require the Company, in the case of a change of control of the Company, to pay each of such officers two times their annual base salary and bonus.

     In addition, in the case of a change of control, options issued under the Company's 1993 Stock Option Plan vest immediately.

     The Company also has a written consulting agreement with Alda Limited Partners pursuant to which it and its chairman, Mr. Victor Oristano, have agreed to render management consulting services to the Company, including advice concerning strategic and financial planning matters, wireless communications system development and operation activities and public and stockholder relations matters. This agreement provides that the consultant shall be paid consulting fees of $158,000 per annum and provides that the consultant may receive an annual performance bonus to be determined by the Company. The agreement has a term which expires on July 8, 2000. The agreement automatically renews for one-year periods, unless the Company or Mr. Oristano provides the other of notice of the intent not to renew. The agreement contains confidentiality and non-competition provisions and, if the consulting relationship is terminated by the Company without cause, entitles the consultant to the base consulting fees for the remainder of the consulting term.

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

     The table below sets forth, as of March 10, 1999, certain information regarding beneficial ownership of Common Stock or Convertible Preferred Stock with respect to (i) each person or entity known to the Company who beneficially owns 5% or more of the outstanding shares of Common Stock or Convertible Preferred Stock, (ii) each director, (iii) the Company's Chief Executive Officer and other most highly compensated executive officers in fiscal 1998 and (iv) all executive officers and directors of the Company as a group:


                                                    Number and Percentage of                                 Percentage
                                                          Shares of                     Number and           of Common
                                                        Convertible                Percentage of Shares        Voting
Name of Beneficial Owner                               Preferred Stock                of Common Stock           Power
------------------------                            ------------------------       --------------------      ----------
Blackstone Capital Partners II Merchant Banking
  Fund L.P. (1)                                        547,160      75%                                       15.0%
Blackstone Offshore Capital Partners II L.P. (1)       143,570      20%                                        4.0%
Blackstone Family Investment Partnership II
  L.P. (1)                                              37,398       5%                                        1.0%
Wireless Holding LLC (2)                               728,128     100%                                       20.0%
Murray Capital Management, Inc. (3)                    728,128     100%                                       20.0%
Matthew Oristano (4)                                                                1,350,200    10.5%         8.4%
Robert Fleming, Inc. (5)                                                            1,222,350     9.5%         7.6%
Bay Harbour Management, L. C. (6)                                                     845,595     6.5%         5.2%
Tower Investment Group, Inc. (7)                                                      845,595     6.5%         5.2%
Steven A. Van Dyke (8)                                                                845,595     6.5%         5.2%
Douglas P. Teitelbaum (9)                                                             845,595     6.5%         5.2%
Dimensional Fund Advisors (10)                                                        774,825     6.0%         4.8%
BCI Growth III, L.P. (11)                                                             669,474     5.2%         4.1%
Victor Oristano (12)                                                                  540,378     4.2%         3.3%
Terry L Scott (13)                                                                      8,000     *            *
Todd A. Rowley (13)                                                                    85,996     *            *
Charles F. Schwartz (13)                                                               56,665     *            *
Peter Lynch (13)                                                                       46,665     *            *
Donald Olander (13)                                                                    35,000     *            *
All executive officers and directors as a group
  (8 persons) (14)                                                                  2,173,500    16.9%        13.5%

  * Less than 1%

(1) The principal address of Blackstone Capital Partners II Merchant Banking Fund L.P. ("BCPII") and Blackstone Family Investment Partnership II L.P. ("BFIPII") is 118 North Bedford Road, Mount Kisco, New York 10549. The principal address of Blackstone Offshore Capital Partners II L.P. ("BCP Offshore") is c/o Mees Pierson Management (Cayman), British American Center, Dr. Roy's Drive, Georgetown, Grand Cayman, British West Indies. The general partner of BCPII, BFIPII and BCP Offshore is Blackstone Management Associates II L.L.C. ("BMAII"). The members of BMAII hold limited member interests in Wireless Holding, LLC and as such, have shared voting and dispositive power over the Convertible Preferred Stock.
(2) The principal address of Wireless Holding, LLC ("Wireless") is 110 East 59th Street, 24th Floor, New York, New York, 10022. Wireless, subject to certain investor protection rights reserved by the members of BMAII, has the power to vote and dispose of the Convertible Preferred Stock.
(3) The principal address of Murray Capital Management, Inc. ("Murray") is 110 East 59th Street, 24th Floor, New York, New York, 10022. Murray is the sole managing member of Wireless, and subject to certain investor protection rights reserved by the members of BMAII, has the power to vote and dispose of the Convertible Preferred Stock.
(4) Includes (i) 10,000 shares of Common Stock which Matthew Oristano owns directly, (ii) 936,327 shares of Common Stock owned by Alda Multichannels, Ltd. for which Matthew Oristano may be deemed to share voting power and investment power with members of his immediate family, (iii) 198,873 additional shares of Common Stock over which Matthew Oristano may be deemed to exercise indirect control, and (iv) 205,000 shares of Common Stock which Matthew Oristano has an option to acquire within 60 days of the date hereof pursuant to stock option agreements.
(5)   The address of Robert Fleming, Inc. is 320 Park Ave., New York, NY 10022.
(6) The address of Bay Harbour Management, L.C. ("Bay Harbour") is 777 South Harbour Island Boulevard, Suite 270, Tampa, Florida 33602.
(7) The address of Tower Investment Group, Inc. ("Tower") is 777 South Harbour Island Boulevard, Suite 270, Tampa, Florida 33602. Tower is the majority shareholder of Bay Harbour and may be deemed the beneficial owner of the shares.
(8) Mr. Van Dyke's address is 777 South Harbour Island Boulevard, Suite 270, Tampa, Florida 33602. Mr. Van Dyke is a stockholder and president of Tower and may be deemed the beneficial owner of the shares.
(9) Mr. Teitelbaum's address is 885 Third Avenue, 34th Floor, New York, NY 10022. Mr. Teitelbaum is a stockholder of Tower and may be deemed the beneficial owner of the shares.
(10) The address of Dimensional Fund Advisors is 1299 Ocean Avenue, Santa Monica, CA 90401.
(11) BCI Growth III, L.P.'s mailing address is c/o BCI Advisors, Inc., Glenpointe Centre West, Teaneck, New Jersey 07666.
(12) Includes (i) 61,000 shares of Common Stock which Victor Oristano and his spouse own directly, (ii) 366,878 shares of Common Stock held by certain trusts and a foundation over which shares Victor Oristano may be deemed to exercise partial control, (iii) 10,000 shares of Common Stock held by a limited partnership over which shares Victor Oristano may be deemed to exercise partial control, and (iv) 102,500 shares of Common Stock which Victor Oristano has an option to acquire within 60 days of the date hereof pursuant to a stock option agreement.
(13) Includes shares of the Common Stock which the individuals have the option to acquire within 60 days of the date hereof pursuant to stock option agreements.
(14) Includes 583,997 shares of Common Stock which all directors and executive officers of the Company have the option to acquire within 60 days of the date hereof but does not include 792,003 additional shares which all directors and executive officers have an option to acquire thereafter.

ITEM 13.  Certain Relationships and Related Transactions

Alda Channel Leases

     Alda Wireless Holdings, Inc., Alda Tucson, Inc. and Alda Gold, Inc. (together, the "Alda Companies"), which are controlled by Matthew Oristano, lease to the Company the rights to approximately 56 wireless frequencies held by such entities, 45 of which are in the Company's nine major markets. The leases provide that the Company shall have the exclusive right to use the frequencies for an unlimited number of successive one-year terms renewable at the option of the Company. The annual lease payments to be paid by the Company are nominal. The Company has the option to acquire these frequency licenses for $100 per license, and the right to lease any wireless frequency licenses acquired by the Alda Companies. The Company believes that the terms of these leases between the Company and the Alda Companies provide no economic benefit to Mr. Oristano and are no less favorable to the Company than the terms of any similar lease that could have been obtained through arm's length negotiations with an unaffiliated third party.

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

     2.  Exhibit List

Exhibit No.          Description
-----------          -----------

3.1      Certificate of Incorporation of Registrant as dated April 22, 1993. (a)

3.2 Amendment to Certificate of Incorporation of Registrant dated June 16, 1994. (f)

3.3      Bylaws of Registrant. (a)

10.1     Employment Agreement between Registrant and Mr. Matthew Oristano. (*)

10.2     Key Employee Stock Plan of Registrant. (a)

10.3     1993 Founders' Stock Option Plan of Registrant. (a)

10.4     1993 Stock Option Plan of Registrant. (a)

10.5 Excess Capacity Royalty Agreement between the Arizona Board of Regents for Benefit of the University of Arizona and People's Choice TV of Tucson, Inc., dated December 8, 1992, relating to the lease of sixteen ITFS channels in Tucson, Arizona. (a)

10.6     ITFS Sub-Lease Agreement by and between the Community
         Telecommunications Network, Eastern Cable Networks Corp and Eastern Cable Networks of Michigan, Inc., as assigned to SpeedChoice of Detroit, Inc. dated December 1, 1994, relating to the lease of fourteen ITFS channels in Detroit, Michigan. (*)

10.7 Form of lease agreement used by Registrant for channel leases with Alda Companies. (b)

10.8 Stockholders' Agreement, dated March 15, 1994, among the Registrant, Wireless Cable of Indianapolis, Inc., Donald Boehm, Andrew V. Saban and Cathy Schubert. (d)

10.9 Warrant to Purchase Common Stock of Registrant issued by Registrant to the Bank of Montreal dated April 1993. (c)

10.10 Stock Purchase Agreement, dated October 27, 1994, by and among Registrant and Blackstone Capital Partners II Merchant Banking Fund L.P. ("BCP II") and Blackstone Offshore Capital Partners II L.P., ("BOCP II"). (e)

10.11 Stockholders Agreement, dated October 27, 1994, among Registrant, BCP II, BOCP II, Matthew Oristano and Victor Oristano. (e)

10.12  Registration Rights Agreement among Registrant and BCP II and BOCP II.
       (e)

10.13 Certificate of Designation of Convertible Cumulative Pay-in-Kind Preferred Stock. (e)

10.14 Form of Indenture, dated May 19, 1995, between Registrant and Bank of Montreal Trust Company as Trustee, relating to Senior Discount Notes. (g)

10.15 Form of Warrant Agreement, dated May 19, 1995, between Registrant and Harris Trust Company of New York, as Warrant Agent, with respect to warrants issued with Senior Discount Notes. (h)

10.16 Asset Purchase and Sale Agreement, dated June 8, 1998, between Preferred Entertainment, Inc., Registrant, and OnePoint Communications-Illinois, LLC. (i)

21.    Subsidiaries of Registrant. (*)

27.    Financial Data Schedule. (*)
___________________________

(*)    Filed herewith.

(a) Document incorporated by reference from Form S-1 Registration Statement No. 33-61996 filed by the Registrant on May 3, 1993.

(b) Document incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement No. 33-61996 filed by the Registrant on June 14, 1993.

(c) Document incorporated by reference from Amendment No. 2 to Form S-1 Registration Statement No. 33-61996 filed by the Registrant on July 2, 1993.

(d) Document incorporated by reference from Form 10-K for the fiscal year ended December 31, 1993 filed by the Registrant on March 30, 1994.

(e) Document incorporated by reference from Form 8-K of Registrant dated October 27, 1994.

(f) Document incorporated by reference from Form 10-K for the fiscal year ended December 31, 1994 filed by the Registrant on April 3, 1995.

(g) Document incorporated by reference from Amendment No. 1 to Form S-3 Registration Statement No. 33-80928 filed by the Registrant on April 4, 1995.

(h) Document incorporated by reference from Amendment No. 3 to Form S-3 Registration Statement No 33-80928 filed by the Registrant on May 12, 1995.

(i) Document incorporated by reference from Form 10-Q for the fiscal quarter ended September 30, 1998 filed by the Registrant on November 13, 1998.

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

Dated: March 25, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                             Date


/s/ Matthew Oristano      Director and Chief Executive Officer   March 25, 1999
--------------------
Matthew Oristano


/s/ Victor Oristano       Vice Chairman and Director             March 25, 1999
-------------------
Victor Oristano


/s/ Charles F. Schwartz   Principal Financial and Accounting     March 25, 1999
-----------------------   Officer
Charles F. Schwartz


/s/ Terry L. Scott        Director                               March 25, 1999
------------------
Terry L. Scott