Form 10-Q
period 1999-03-31
PEOPLES CHOICE TV CORP
filed 1999-05-13
CIK 903275

                       SECURITIES & EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999
                                          --------------

                        Commission File Number:  0-21920

                           People's Choice TV Corp.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


                 Delaware                                    06-1366643
---------------------------------------------           -------------------
(State or other jurisdiction of incorporation            (I.R.S. employer
             of organization)                           identification No.)


     2 Corporate Drive, Shelton, CT                                  06484
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip code)


     The Company's telephone number, including area code:  (203) 925-7900
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

Common Stock, $.01 par value: 12,956,291 shares as of May 12, 1999.

                           PEOPLE'S CHOICE TV CORP.
                           ------------------------

                                     INDEX
                                     -----

PART I FINANCIAL INFORMATION                                             PAGE(S)
----------------------------                                             -------

Item 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of December 31, 1998
            and March 31, 1999                                               2

           Consolidated Statements of Operations for the Three
            Month Periods Ended March 31, 1998 and 1999                      3

           Consolidated Statements of Stockholders'
            Deficit for the Three Month Periods Ended
            March 31, 1998 and 1999                                          4

           Consolidated Statements of Cash Flows for the Three Month
            Periods Ended March 31, 1998 and 1999                            5

           Notes to Consolidated Financial Statements                        6


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 7-11

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE
            ABOUT MARKET RISK                                               12

PART II OTHER INFORMATION
-------------------------

Items 1-5. OTHER INFORMATION                                                13

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 13

SIGNATURES                                                                  13
----------

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                    December 31,           March 31,
                                                                                       1998                  1999
                                                                                   -------------        -------------
ASSETS
Cash and cash equivalents                                                          $  22,716,046        $   7,975,337
Marketable securities                                                                 32,686,215           37,777,341
Subscriber receivables, net of allowance for doubtful accounts
   of $207,000 and $233,000                                                            1,370,546            1,170,290
Notes and other receivables                                                            2,659,374            3,005,993
Prepaid expenses and other assets                                                      1,040,778            1,712,037
Investment in wireless systems and equipment, at cost, net of accumulated
   depreciation and amortization of $78,830,331 and $82,230,442                      138,819,971          136,263,634
Financing costs, net of accumulated amortization of $6,292,189 and $6,709,390          2,374,977            1,957,776
Excess of purchase price over fair market value of assets acquired,
   net of accumulated amortization of $1,542,446 and $1,640,900                        6,333,881            6,235,427
                                                                                   -------------        -------------
         Total assets                                                              $ 208,001,788        $ 196,097,835
                                                                                   =============        =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
   Notes and other payables                                                        $ 286,878,662        $ 295,949,567
   Accounts payable                                                                    1,970,840              843,916
   Accrued expenses                                                                    4,095,183            4,713,659
   Subscriber advance payments and deposits                                            1,379,146            1,368,244
   Minority interest in consolidated subsidiaries                                        575,949              535,980
                                                                                   -------------        -------------
         Total liabilities                                                           294,899,780          303,411,366

Commitments and Contingencies

Convertible Pay-In-Kind Preferred Stock,
   liquidation preference $100 per share                                              73,132,408           74,896,932
PCTV Detroit subsidiary cumulative preferred stock                                       307,552              307,552

Stockholders' Deficit:
  Preferred stock, $0.01 par value, 4,253,896 shares authorized,
    no shares issued and outstanding                                                          --                   --
  Common stock, $0.01 par value, 75,000,000 shares
    authorized, 12,923,817 shares issued and
    outstanding at December 31, 1998 and March 31, 1999                                  129,238              129,238
  Additional paid-in capital                                                         155,621,400          153,850,051
  Warrants                                                                             3,756,840            3,756,840
  Accumulated deficit                                                               (319,845,430)        (340,254,144)
                                                                                   -------------        -------------
         Total stockholders' deficit                                                (160,337,952)        (182,518,015)
                                                                                   -------------        -------------
         Total liabilities and stockholders' deficit                               $ 208,001,788        $ 196,097,835
                                                                                   =============        =============

          The accompanying notes to consolidated financial statements are an integral part of these statements

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                         ----------------------------------
                                                             1998                  1999
                                                         ------------          ------------
Revenues                                                 $  6,998,678          $  5,598,817
                                                         ------------          ------------
Costs and expenses:
   Operating costs and expenses                            10,630,483            11,315,160
   Depreciation and amortization                            7,372,868             5,207,287
                                                         ------------          ------------
                                                           18,003,351            16,522,447
                                                         ------------          ------------
       Operating loss                                     (11,004,673)          (10,923,630)

Gain on sales and writedown of assets, net                    145,402                80,565
Interest expense:
   Non cash                                                (8,126,919)           (9,270,417)
   Cash                                                      (337,700)             (252,674)
Interest income                                               933,499               617,161
Other income (expense)                                        100,401              (694,688)
Minority interest                                               1,355                39,969
                                                         ------------          ------------
Loss before income tax                                    (18,288,635)          (20,403,714)
Income tax expense                                              7,000                 5,000
                                                         ------------          ------------
Net loss                                                  (18,295,635)          (20,408,714)
Preferred dividends                                        (1,859,516)           (1,771,349)
                                                         ------------          ------------
Loss applicable to common shares                         $(20,155,151)         $(22,180,063)
                                                         ============          ============
Basic and diluted loss per common share:                 $      (1.53)         $      (1.72)
                                                         ============          ============
Weighted average number of common
   shares outstanding                                      13,144,761            12,923,817
                                                         ============          ============

          The accompanying notes to consolidated financial statements are an integral part of these statements

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                  (Unaudited)

                                              Common Stock          Additional
                                                Par Value             Paid-In                         Accumulated
                                         Shares        Amount         Capital         Warrants          Deficit
                                       ----------     --------     ------------      ----------      -------------
Balance, December 31, 1997             12,923,817     $129,238     $159,729,720      $3,756,840      $(225,824,350)
Net loss                                       --           --               --              --        (18,295,635)
Dividends on Cumulative
   Preferred Stock                             --           --         (244,826)             --                 --
Dividends on Convertible
   Preferred Stock                             --           --       (1,614,690)             --                 --
                                       ----------     --------     ------------      ----------      -------------

Balance, March 31, 1998                12,923,817     $129,238     $157,870,204      $3,756,840      $(244,119,985)
                                       ==========     ========     ============      ==========      =============

Balance, December 31, 1998             12,923,817     $129,238     $155,621,400      $3,756,840      $(319,845,430)
Net Loss                                       --           --               --              --        (20,408,714)
Dividends on Cumulative
   Preferred Stock                             --           --           (6,825)             --                 --
Dividends on Convertible
   Preferred  Stock                            --           --       (1,764,524)             --                 --
                                       ----------     --------     ------------      ----------      -------------

Balance, March 31, 1999                12,923,817     $129,238     $153,850,051      $3,756,840      $(340,254,144)
                                       ==========     ========     ============      ==========      =============

          The accompanying notes to consolidated financial statements are an integral part of these statements

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                -----------------------------------
                                                                                    1998                   1999
                                                                                ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $(18,295,635)          $(20,408,714)
Adjustments to reconcile net loss to net cash used in operations-
     Depreciation and amortization                                                 7,372,868              5,207,287
     Minority interest in subsidiaries                                                (1,355)               (39,969)
     Amortization of original issue discount                                       8,126,919              9,270,417
     Gain on sales and writedown of assets                                          (145,402)               (80,565)
     Provision for losses on subscriber receivables                                   80,126                143,156
Changes in assets and liabilities-
     Decrease in subscriber receivables                                              131,995                 57,100
     Increase in notes and other receivables                                        (285,854)              (346,619)
     Increase in prepaid expenses and other assets                                  (127,429)              (671,259)
     Decrease in accounts payable                                                   (869,162)            (1,126,924)
     Increase in accrued expenses                                                    295,476                618,476
     Decrease in subscriber advance payments and deposits                            (48,318)               (10,902)
                                                                                ------------           ------------
        Net cash used in operating activities                                     (3,765,771)            (7,388,516)
                                                                                ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                                (16,653,941)           (40,912,169)
Proceeds principally from maturity of marketable securities                       17,978,073             35,821,043
Proceeds from sales of assets                                                        338,384                 94,868
Acquisition of BTA/LMDS licenses                                                    (711,264)                    --
Investment in wireless systems and equipment                                        (797,710)            (2,149,597)
                                                                                ------------           ------------
        Net cash provided by (used in) investing activities                          153,542             (7,145,855)
                                                                                ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable                                                          (412,050)              (199,513)
Dividends in Cumulative Preferred Stock                                             (244,826)                (6,825)
                                                                                ------------           ------------
        Net cash used in financing activities                                       (656,876)              (206,338)
                                                                                ------------           ------------
            Net decrease in cash                                                  (4,269,105)           (14,740,709)
Cash and cash equivalents, beginning of year                                      31,756,014             22,716,046
                                                                                ------------           ------------
Cash and cash equivalents, end of period                                        $ 27,486,909           $  7,975,337
                                                                                ============           ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid for interest, net of amount capitalized                            $    275,991           $    200,795
   Cash received for interest                                                   $    934,133           $    462,296

Supplemental disclosures of noncash investing and financing activities:
During 1998 the Company acquired frequency rights in exchange for a note payable in the amount of $536,000.

          The accompanying notes to consolidated financial statements are an integral part of these statements

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three months ended March 31, 1998 and 1999 and the consolidated statements of stockholders' deficit and cash flows for the three months ended March 31, 1998 and 1999 have been prepared by People's Choice TV Corp. (the "Company" or "PCTV") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and 1999 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Certain prior period amounts have been reclassified to conform with current period presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 included in the Company's filing on Form 10-K. The results of operations for the three month periods ended March 31, 1998 and 1999 are not necessarily indicative of the operating results for the full year.

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

(4)  Subsequent Events:

     On April 12, 1999, the Company entered into an agreement and plan of merger (the "Merger Agreement"), with Sprint Corporation ("Sprint") and MM Acquisition Corp., a wholly owned subsidiary of Sprint ("Merger Sub"). Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company as surviving corporation. As a result of the Merger, each outstanding share of common stock of the Company (other than shares owned by Sprint, Merger Sub or held by the Company as treasury stock or shares with respect to which the holders have perfected appraisal rights under Delaware law) will be converted into the right to receive $10.00 per share in cash. If prior to the consummation of the merger, Sprint purchases common stock of the Company at a price higher than $10.00 per share, then the consideration paid for all shares will be at the higher price.

     As a condition and inducement to Sprint entering into the Merger Agreement, Matthew Oristano, the Company's Chairman and Chief Executive Officer, and members of Mr. Oristano's family and family trusts and foundations (collectively, the "Oristano Stockholders"), who beneficially own or have the power to vote shares of the Common Stock representing 13.1% of the outstanding Common Stock of the Company, entered into an agreement with Sprint (the "Stockholder and Option Agreement") pursuant to which the Oristano Stockholders, among other things, have granted an option in favor of Sprint with respect to the Common Stock held by the Oristano Stockholders, subject to certain terms and conditions. In addition, Sprint has granted a put right to the Oristano Stockholders with respect to the Common Stock held by the Oristano Stockholders, subject to certain terms and conditions.

     As part of the merger, Sprint will acquire all of the frequency licenses and leases the Company holds. If the merger has not closed by December 31, 1999, the merger agreement may be terminated by Sprint or the Company unless the terminating party has defaulted under the agreement. There can be no assurance this merger will be completed.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to assumptions, risks, uncertainties and other factors that may cause actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date thereof. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Report on Form 10-K for the year ended December 31, 1998.

Merger Agreement

     On April 12, 1999, the Company entered into an agreement and plan of merger (the "Merger Agreement"), with Sprint Corporation ("Sprint") and MM Acquisition Corp., a wholly owned subsidiary of Sprint ("Merger Sub"). Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company as surviving corporation. As a result of the Merger, each outstanding share of common stock of the Company (other than shares owned by Sprint, Merger Sub or held by the Company as treasury stock or shares with respect to which the holders have perfected appraisal rights under Delaware law) will be converted into the right to receive $10.00 per share in cash. If prior to the consummation of the merger, Sprint purchases common stock of the Company at a price higher than $10.00 per share, then the consideration paid for all shares will be at the higher price.

     As a condition and inducement to Sprint entering into the Merger Agreement, Matthew Oristano, the Company's Chairman and Chief Executive Officer, and members of Mr. Oristano's family and family trusts and foundations (collectively, the "Oristano Stockholders"), who beneficially own or have the power to vote shares of the Common Stock representing 13.1% of the outstanding Common Stock of the Company, entered into an agreement with Sprint (the "Stockholder and Option Agreement") pursuant to which the Oristano Stockholders, among other things, have granted an option in favor of Sprint with respect to the Common Stock held by the Oristano Stockholders, subject to certain terms and conditions. In addition, Sprint has granted a put right to the Oristano Stockholders with respect to the Common Stock held by the Oristano Stockholders, subject to certain terms and conditions.

     As part of the merger, Sprint will acquire all of the frequency licenses and leases the Company holds. If the merger has not closed by December 31, 1999, the merger agreement may be terminated by Sprint or the Company unless the terminating party has defaulted under the agreement. There can be no assurance this merger will be completed.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS:

Strategic Direction
-------------------

     The Company's strategy has been to focus on (i) further development of its high speed internet access services and private data communications services, which are marketed under the name SpeedChoice, (ii) the launch of its digital video transmission service in the Company's Phoenix market, which is marketed under the name DigitalChoice TV ("DCTV"), and (iii) further technical analysis of the potential use of the Company's wireless spectrum for two-way transmission
services.   The Company first began offering the SpeedChoice service in the
Detroit market in October 1997 and in the Phoenix market in March 1998. The Company launched its DCTV service in Phoenix in the first quarter of 1999 and intends to launch the SpeedChoice two-way service in the Phoenix market in the second quarter of 1999. The Company does not currently have plans to launch DCTV in any of its other markets. Both the SpeedChoice service and DCTV service are new products for the Company and there can be no assurance that the Company will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for high speed data communications and video programming services.

Revenues
--------

     Revenues decreased $1.4 million or 20% from the three month period ended March 31, 1998 to 1999. The decrease is principally attributable to a lower video customer count ($2.1 million) resulting from the Company's suspension of the growth of its analog video customer base and the sale of certain service contracts and equipment related to providing analog video service to multiple dwelling units ("MDU"s) in July 1998 which accounted for 11,600 customers and
$1.1 million of the decline in revenues from 1998 to 1999.   This is partially
offset by increased SpeedChoice revenue ($.5 million) and higher rates charged on the video service ($.3 million). Video customer count decreased from 65,100 at March 31, 1998 to 43,500 at March 31, 1999, or 33%. Video customer count was 45,700 at December 31, 1998. As customers disconnected their service in the normal course of business due to moving, changing video services or other reasons, the Company did not actively pursue replacing these customers in keeping with its previously announced strategy of discontinuing investment in its analog video service.

Operating Costs and Expenses
----------------------------

     Operating costs and expenses increased $.7 million or 6% from the three month period ended March 31, 1998 to 1999 primarily due to increased costs for the SpeedChoice service ($1.3 million) and increased channel lease and transmit site rental costs ($.3 million), partially offset by decreased programming costs ($.9 million) due to suspending the growth of the analog video customer base.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization expense primarily includes depreciation and amortization of wireless systems and equipment and amortization of frequency rights. Depreciation and amortization expense decreased from the three month period ended March 31, 1998 to 1999 principally due to the investment in analog technology being substantially depreciated at the end of 1998.

Operating Loss
--------------

     Operating loss decreased to $10.9 million from $11.0 million for the three months ended March 31, 1999 from the comparable period of the prior year. The aforementioned decrease in revenues and increase in operating costs and expenses was offset by decreased depreciation and amortization expense. Cash flows from operating activities decreased to $(7.4) million from $(3.8) million primarily due to a decline in earnings before interest, taxes, depreciation and amortization ("EBITDA") of $2.1 million, costs associated with the withdrawn recapitalization plan ($.7 million), and interest income, net of cash interest expense of $.2 million. Also, the net change in assets and liabilities was unfavorable in 1999 compared to 1998 ($.6 million).

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

Interest Expense
----------------

     Interest expense was $9.5 million for the three months ended March 31, 1999 compared to $8.5 million in the corresponding 1998 period. The increase in interest expense from 1998 to 1999 was a result of the accretion of the Senior Discount Notes. Non-cash interest expense totaled $9.3 million for the three month period ended March 31, 1999 compared to $8.1 million in the corresponding 1998 period.

Interest Income
---------------

     Interest income was $.6 million for the three months ended March 31, 1999 compared to $.9 million in the corresponding 1998 period. The decrease from March 31, 1998 to 1999 was primarily due to a reduction in cash available for investment. The Company expects interest income to continue to decrease as the cash balance available for investment decreases.

Other Income (Expense)
----------------------

     Other income (expense) for the 1999 period includes $.7 million of expense
related to the Company's withdrawn recapitalization plan.   The 1998 income
amount primarily includes fees charged for use of frequencies related to the sale of MDU's.

Net Loss
--------

     For the three month period ended March 31, 1999, the Company incurred net losses of approximately $20.4 million compared to $18.3 million for the comparable 1998 period. These net losses are principally attributable to the significant expenses incurred in connection with the development of the Company's business. The Company expects to continue to incur net losses while it develops and expands its wireless communications systems.

Year 2000

     The Year 2000 issue concerns the potential inability of information systems and technology based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. Systems that do not properly recognize such information could generate erroneous data or fail.

     The Company is implementing a five-step process in an attempt to ensure its Year 2000 readiness. The first step involved creating awareness of the Year 2000 problem, establishing a Year 2000 program team and developing an overall strategy. The second step involved assessing the Year 2000 impact on the Company, identifying core business areas, processes and systems ("systems"), identifying the systems that are not Year 2000 compliant, and prioritizing their conversion or replacement. Step three involves renovation of the systems, including converting, replacing, or eliminating certain platforms, applications, databases, and utilities that may be impacted by the Year 2000. The fourth step involves validation of the Company's systems, including testing the performance, functionality, and integration of converted or replaced systems. The final step involves implementation of converted or replaced platforms, applications, databases, utilities, and interfaces, and the implementation of contingency plans, if necessary. The Company has completed its awareness phase and its assessment phase. The Company is currently in the process of completing its renovation phase and has commenced the validation phase for all of its systems. The Company has commenced its implementation phase on certain discrete items within its systems.

     Based on the review to date, the Company estimates the cost to resolve the Year 2000 issue is less than $.4 million. The estimate includes amounts spent to date, estimated costs to upgrade certain systems that have been identified as non-compliant, and certain amounts of unexpected costs to resolve Year 2000 issues. In the event that the renovation, validation or implementation phases require expenditures not currently foreseen or anticipated, the costs to resolve the Year 2000 issues will increase.

     The Company has begun to discuss contingency plans for its worst case scenarios as part of the validation phase. At this time, the Company believes that the most critical systems are its signal delivery and reception systems, its Internet backbone and infrastructure system and its accounting and financial reporting systems. The Company believes that the failure of these critical systems because of Year 2000 issues is remote. The Company also believes that a failure of its important, but less critical, environmental controls system, sales and marketing support system and internal information system, is remote. However, if such a failure were to occur in the case of the signal delivery and reception system or the Internet backbone and infrastructure system, the Company does not anticipate that it will be able to provide timely alternative or replacement systems for these critical systems. This is primarily due to the reliance by the Company on third party vendors for providing key components of such systems. The Company has sought assurances from its vendors that their products and services will be Year 2000 compliant, and received such assurances from approximately 90% of its vendors. However, if such vendors are not Year 2000 compliant, the Company's business, financial condition and results of operations may be adversely impacted.

Liquidity and Capital Resources

     Upon completion of the merger with Sprint, the business plan of the Company may change. The discussion that follows is based on the current business plan of the Company.

     Cash, cash equivalents and marketable securities decreased to $45.8 million at March 31, 1999 from $55.4 million at December 31, 1998, a decrease of $9.6 million. This decrease is primarily attributable to cash used in operating activities and investment in wireless systems and equipment.

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

     The Company anticipates that the development of its wireless communications systems with the SpeedChoice and DCTV service will involve capital expenditures higher than those involved in implementing analog technology because of the costs associated with the addition of a new product line, SpeedChoice services, and increased costs for the more complex converter boxes and other equipment which utilize the digital technology. The Company has approximately $45.8 million of cash, cash equivalents and marketable securities at March 31, 1999 and estimates that it will spend approximately $31.0 million in 1999 on investments in wireless systems and equipment, expenditures for required debt payments, and funding of operating losses. To fund such 1999 expenditures, the Company anticipates using the Company's available cash, cash equivalents and marketable securities. Of this amount, the Company has spent $9.6 million as of March 31, 1999. At the end of 1999, absent any new funding or unanticipated expenditures, the Company expects to have $24.4 million in cash, cash equivalents and marketable securities. This estimate is based on the current business plan of the Company and may change due to revisions in the Company's business plan or unexpected contingencies.

     The Company has entered into an agreement with General Instruments Corporation ("GIC") pursuant to which the Company is obligated to purchase 50,000 converter boxes over the three year life of the contract. The Company can cancel its minimum purchase obligation by paying a per box cancellation fee. The Company's anticipated 1999 payments for converter boxes under the terms described above have been included in the Company's estimates of capital expenditures for 1999. The Company has purchased approximately 10,000 converter boxes as of March 31, 1999.

     Consistent with its strategy of transitioning the business of the Company from analog technology to digital technology, the Company is selling certain service contracts and equipment by which the Company provides analog video services to apartment complexes, condominiums and other multiple dwelling units. These service contracts represent approximately 7,400 analog video customers. It is uncertain whether a definitive agreement will be executed for any of the service contracts.

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

Additional Capital Requirements

     Based on its current business plan, the Company believes that it has sufficient cash, cash equivalents and marketable securities to fund its anticipated capital expenditures and operating losses through the end of fiscal 1999. To continue to develop its business thereafter, the Company anticipates that it will need to (i) complete the sale of the Company to Sprint, or (ii) refinance its existing Senior Discount Notes and Convertible Preferred Stock, and/or (iii) raise additional capital through new financings and asset sales. The Indenture related to the Company's Senior Discount Notes permits the Company to borrow approximately $25 million under a Bank Credit Facility as defined in the Indenture. The Company is continually reviewing its liquidity requirements and may seek to raise approximately $25 million of financing under such a facility. It is anticipated that such financing would be fully secured by substantially all of the assets of the Company. The Company has no offer sheets or other proposal from any party to provide any or all of such financing. If additional financing was not available to the Company, the Company would need to engage in asset sales to satisfy its liquidity requirements. On December 1, 2000 the Company is required to make its first interest payment in the amount of $21.8 million on the Senior Discount Notes. Unless it receives additional financings or completes the merger with Sprint, the Company does not expect that it will have the cash resources at that time to make this payment. If the Company does not have the cash resources to make the interest payment on such date, the Company will need to seek extensions or waivers with respect to this payment from the holders of the Senior Discount Notes. If the Company were not able to obtain any such extensions or waivers, it is expected that the Company would need to seek protection under the federal bankruptcy laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio and fixed rate debt outstanding. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in U.S. government and Federal Agencies bonds and in high-quality corporate issuers. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. In addition, the Company has classified all its marketable securities as "held to maturity" which does not expose the consolidated statement of operations or balance sheet to fluctuations in interest rates.

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

                                                                                                                      Fair
                                                                                                                     Market
                                  1999       2000       2001      2002       2003      Thereafter       Total      Value (1)
                                -------     ------     -----     ------     ------     ----------     --------     ---------
                                                        (In thousands, except for interest rates)
Assets:
  Marketable Securities         $37,720         --        --         --         --             --     $ 37,720       $37,656
  Average Yield to Maturity        5.25%                                                                  5.25%

Liabilities:
  Senior Discount Notes              --         --        --         --         --       $332,000     $332,000       $99,600
  Fixed Interest Rate                                                                      13.125%      13.125%

  Notes Payable to FCC          $   567     $  865     $ 962     $1,054     $1,156       $  4,056     $  8,660            (2)
  Average Fixed Interest Rate      9.40%      9.36%     9.35%      9.35%      9.35%          9.31%        9.34%

  Notes Payable of PCTV
      Detroit                        --     $2,344        --         --         --             --     $  2,344            (2)
  Fixed Interest Rate                          9.0%                                                        9.0%

------------
(1)  Quoted market prices as of March 31, 1999.
(2)  No quoted market price exists for these debt instruments.

                           PART II OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11) Statements regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

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


     Date:  May 12, 1999                    By   /s/ Charles F. Schwartz
                                              --------------------------
                                            Name: Charles F. Schwartz
                                            Senior Vice President and
                                            Chief Financial Officer
                                            And Principal Accounting Officer