Form 10-Q
period 1999-06-30
PEOPLES CHOICE TV CORP
filed 1999-08-12
CIK 903275

                       SECURITIES & EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1999

                        Commission File Number: 0-21920

                          People's Choice TV Corp.
                          ------------------------
            (Exact name of Registrant as specified in its Charter)

          Delaware                                      06-1366643
          --------                                      ----------
(State or other jurisdiction of incorporation           (I.R.S. employer
of organization)                                       identification No.)

   2 Corporate Drive, Shelton, CT                            06484
   ------------------------------                            -----
(Address of principal executive offices)                   (Zip code)

The Company's telephone number, including area code:   (203) 925-7900
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

Common Stock, $.01 par value: 12,931,848 shares as of August 9, 1999.

                           PEOPLE'S CHOICE TV CORP.

                                     INDEX



PART I FINANCIAL INFORMATION                                            PAGE(S)
----------------------------                                            -------

Item 1.   FINANCIAL STATEMENTS


            Consolidated Balance Sheets as of December 31, 1998
             and June 30,  1999                                               2


            Consolidated Statements of Operations for the Three and Six
             Month Periods Ended June 30, 1998 and 1999                       3


            Consolidated Statements of Stockholders'
             Deficit for the Six Month Periods Ended
             June 30, 1998 and 1999                                           4


            Consolidated Statements of Cash Flows for the Six Month
             Periods Ended June 30, 1998 and 1999                             5


            Notes to Consolidated Financial Statements                      6-7


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                      8-12


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
           ABOUT MARKET RISK                                                 13


PART II OTHER INFORMATION
-------------------------

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                 14


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  14


SIGNATURES                                                                   14
----------

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                            December 31,            June 30,
                                                                                               1998                  1999
                                                                                               ----                  ----
ASSETS
Cash and cash equivalents                                                                  $ 22,716,046        $ 13,981,517
Marketable securities                                                                        32,686,215          25,729,624
Subscriber receivables, net of allowance for doubtful accounts
   of $207,000 and $209,000                                                                   1,370,546           1,180,402
Notes and other receivables                                                                   2,659,374             483,742
Prepaid expenses and other assets                                                             1,040,778           1,335,771
Investment in wireless systems and equipment, at cost, net of accumulated depreciation and amortization of $78,830,331
   and $85,814,235                                                                          138,819,971         134,246,661
Financing costs, net of accumulated amortization of $6,292,189 and $7,126,592                 2,374,977           1,540,574
Excess of purchase price over fair market value of assets acquired,
   net of accumulated amortization of $1,542,446 and $1,739,354                               6,333,881           6,136,973
                                                                                           ------------       -------------
         Total assets                                                                      $208,001,788        $184,635,264
                                                                                           ============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
   Notes and other payables                                                                $286,878,662        $305,190,788
   Accounts payable                                                                           1,970,840           1,184,754
   Accrued expenses                                                                           4,095,183           3,989,432
   Subscriber advance payments and deposits                                                   1,379,146           1,351,479
   Minority interest in consolidated subsidiaries                                               575,949             467,337
                                                                                           ------------       -------------
         Total liabilities                                                                  294,899,780         312,183,790

Commitments and Contingencies

Convertible Pay-In-Kind Preferred Stock,
   liquidation preference $100 per share                                                     73,132,408          76,745,950
PCTV Detroit subsidiary cumulative preferred stock                                              307,552             307,552

Stockholders' Deficit:
   Preferred stock, $0.01 par value, 4,253,896 shares authorized,
      no shares issued and outstanding                                                               --                  --
   Common stock, $0.01 par value, 75,000,000 shares
      authorized, 12,923,817 shares and 12,931,848 shares issued and
      outstanding at December 31, 1998 and June 30, 1999, respectively                          129,238             129,318
   Additional paid-in capital                                                               155,621,400         150,342,331
   Warrants                                                                                   3,756,840           3,756,840
   Accumulated deficit                                                                     (319,845,430)       (358,830,517)
                                                                                           ------------       -------------
         Total stockholders' deficit                                                       (160,337,952)       (204,602,028)
                                                                                           ------------       -------------
         Total liabilities and stockholders' deficit                                       $208,001,788        $184,635,264
                                                                                           ============       =============

          The accompanying notes to consolidated financial statements are an integral part of these statements

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                            -----------------------------                -----------------------
                                                                  1998               1999                1998               1999
                                                                  ----               ----                ----               ----
Revenues                                                  $  7,019,170       $  5,395,408        $ 14,017,848       $ 10,994,225
                                                          ------------       ------------        ------------       ------------
Costs and expenses:
   Operating costs and expenses                             11,099,746         11,377,936          21,730,229         22,693,096
   Depreciation and amortization                             7,741,096          5,207,377          15,113,964         10,414,664
                                                          ------------       ------------        ------------       ------------
                                                            18,840,842         16,585,313          36,844,193         33,107,760
                                                          ------------       ------------        ------------       ------------
       Operating loss                                      (11,821,672)       (11,189,905)        (22,826,345)       (22,113,535)

Gain (loss) on sales and writedown of assets, net           (1,200,064)         2,069,262          (1,054,662)         2,149,827
Interest expense:
   Non cash                                                 (8,311,232)        (9,480,664)        (16,438,151)       (18,751,081)
   Cash                                                       (341,356)          (259,360)           (679,056)          (512,034)
Interest income                                              1,004,799            532,859           1,938,298          1,150,020
Other income (expense)                                         (38,017)          (313,208)             62,384         (1,007,896)
Minority interest                                                5,466             68,643               6,821            108,612
                                                          ------------       ------------        ------------       ------------
Loss before income tax                                     (20,702,076)       (18,572,373)        (38,990,711)       (38,976,087)
Income tax expense                                               5,000              4,000              12,000              9,000
                                                          ------------       ------------        ------------       ------------
Net loss                                                   (20,707,076)       (18,576,373)        (39,002,711)       (38,985,087)
Preferred dividends                                         (1,829,932)        (1,855,919)         (3,689,448)        (3,627,268)
                                                          ------------       ------------        ------------       ------------
Loss applicable to common shares                          $(22,537,008)      $(20,432,292)       $(42,692,159)      $(42,612,355)
                                                          ============       ============        ============       ============

Basic and diluted loss per common share:                  $      (1.74)      $      (1.57)       $      (3.30)      $      (3.29)
                                                          ============       ============        ============       ============

Weighted average number of common
   shares outstanding                                       12,923,817         12,978,353          12,923,817         12,951,236
                                                          ============       ============        ============       ============



          The accompanying notes to consolidated financial statements are an integral part of these statements

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (Unaudited)

                                                       Common Stock                 Additional
                                                         Par Value                   Paid-In                         Accumulated
                                                    Shares           Amount          Capital          Warrants         Deficit
                                                    ------           ------          -------          --------         -------
Balance, December 31, 1997                      12,923,817      $   129,238     $159,729,720     $   3,756,840     $(225,824,350)
Net loss                                                --               --               --                --       (39,002,711)
Dividends on Cumulative
    Preferred Stock                                     --               --         (382,748)               --                --
Dividends on Convertible
    Preferred Stock                                     --               --       (3,306,700)               --                --
                                                ----------      -----------     ------------     -------------     -------------
Balance, June 30, 1998                          12,923,817      $   129,238     $156,040,272     $   3,756,840     $(264,827,061)
                                                ==========      ===========     ============     =============     =============


Balance, December 31, 1998                      12,923,817      $   129,238     $155,621,400     $   3,756,840     $(319,845,430)
Net loss                                                --               --               --                --       (38,985,087)
Dividends on Cumulative
    Preferred Stock                                     --               --          (13,726)               --                --
Dividends of Convertible
    Preferred Stock                                     --               --       (3,613,542)               --                --
Common Shares Cancelled                           (180,000)          (1,800)      (1,674,450)               --                --
Exercise of Stock Options and Warrants             188,031            1,880           22,649                --                --
                                                 ----------     -----------     ------------     -------------     -------------
Balance, June 30, 1999                           12,931,848     $   129,318     $150,342,331     $   3,756,840     $(358,830,517)
                                                 ==========     ===========     ============     =============     =============

          The accompanying notes to consolidated financial statements are an integral part of these statements

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                      ----------------------------
                                                                                      1998                    1999
                                                                                      ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                      $(39,002,711)           $(38,985,087)
Adjustments to reconcile net loss to net cash used in operations-
     Depreciation and amortization                                              15,113,964              10,414,664
     Minority interest in subsidiaries                                              (6,821)               (108,612)
     Amortization of original issue discount                                    16,438,151              18,751,081
     (Gain) loss on sales and writedown of assets                                1,054,662              (2,149,827)
     Provision for losses on subscriber receivables                                160,766                 237,797
Changes in assets and liabilities-
     (Increase) decrease in subscriber receivables                                  86,028                 (47,653)
     (Increase) decrease in notes and other receivables                              5,920                (356,078)
     Increase in prepaid expenses and other assets                                (269,890)               (294,993)
     Decrease in accounts payable                                               (1,084,293)               (786,086)
     Increase (decrease) in accrued expenses                                       805,682                (105,752)
     Decrease in subscriber advance payments and deposits                         (108,415)                (27,666)
                                                                              ------------            ------------
            Net cash used in operating activities                               (6,806,957)            (13,458,212)
                                                                              ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                              (52,374,023)            (52,456,070)
Proceeds principally from maturity of marketable securities                     54,827,693              59,412,661
Proceeds from sales of assets                                                      522,093                 183,633
Proceeds from sale of service contracts and equipment                                   --               2,837,046
Acquisition of BTA/LMDS licenses                                                  (711,264)                     --
Investment in wireless systems and equipment                                    (2,269,380)             (4,825,435)
                                                                              ------------            ------------
           Net cash provided by (used in) investing activities                      (4,881)              5,151,835
                                                                              ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable                                                        (820,646)               (438,955)
Proceeds from the exercise of stock options and warrants                                --                  24,529
Dividends on Cumulative Preferred Stock                                           (382,748)                (13,726)
                                                                              ------------            ------------
          Net cash used in financing activities                                 (1,203,394)               (428,152)
                                                                              ------------            ------------
              Net decrease in cash                                              (8,015,232)             (8,734,529)
Cash and cash equivalents, beginning of year                                    31,756,014              22,716,046
                                                                              ------------            ------------
Cash and cash equivalents, end of period                                      $ 23,740,782            $ 13,981,517
                                                                              ============            ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid for interest, net of amount capitalized                          $    544,749            $    515,226
   Cash received for interest                                                 $  1,938,366            $  1,154,802

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


          The accompanying notes to consolidated financial statements are an integral part of these statements

                   PEOPLE'S CHOICE TV CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three and six months ended June 30, 1998 and 1999 and the consolidated statements of stockholders' deficit and cash flows for the six months ended June 30, 1998 and 1999 have been prepared by People's Choice TV Corp. (the "Company" or "PCTV") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and 1999 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. Certain prior period amounts have been reclassified to conform with current period presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 included in the Company's filing on Form 10-K. The results of operations for the three and six month periods ended June 30, 1998 and 1999 are not necessarily indicative of the operating results for the full year.

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

(4)  Merger Agreement:

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

         Sprint currently owns 4,804,231 shares (37.2%) of the Company's common stock and 621,104 shares (83.3%) of the Company's preferred stock.

         On July 7, 1999, at a special meeting of PCTV's Stockholders, the Company's common and preferred stockholders approved the Merger Agreement. Consummation of the merger remains subject to customary closing conditions, including receipt of approval from the Federal Communications Commission. As part of the merger, Sprint will acquire all of the frequency licenses and leases the Company holds. If the merger has not closed by December 31, 1999, the merger agreement may be terminated by Sprint or the Company unless the terminating party has defaulted under the agreement. There can be no assurance this merger will be completed.

(5) Notes and Other Receivable:

        In June 1999, the FCC granted and transferred certain licenses related to the July 1998 sale of service contracts and video equipment related to providing analog video services to multiple dwelling unit properties ("MDU's") in the Chicago market to OnePoint Communications - Illinois, LLC. This resulted in: (i) the release of $2.8 million that was held in escrow that was reflected as notes and other receivables in the accompanying balance sheet and (ii) the recording of a gain of $.3 million reflected in gain (loss) on sales and writedown of assets in the accompanying statement of operations.

(6) Common Stock:

        In May 1999, the Bank of Montreal exercised its warrant for 155,557 shares of the Company's Common Stock at an exercise price of $.01 per share.

        In June 1999, the Company cancelled 180,000 shares of the Company's Common Stock that was held as collateral for a loan. In 1994, the Company made a loan to the former principal stockholder of Specchio Developers Investment Corp. ("SDIC") in return for a note that bears interest at the prime rate plus 2%. This loan was collateralized by 180,000 shares of the Company's Common Stock received by such stockholder in a merger transaction in which the Company acquired SDIC in May 1994. The collateral had previously been written down to fair market value, which was the closing stock price. The fair market value of the Common Stock increased substantially during the quarter ending June 30, 1999 resulting from the pending merger with Sprint. The release of the collateral and subsequent cancellation of the Common Stock in June 1999 resulted in the Company recording a reversal of a previously reported loss of $1.7 million reflected in gain (loss) on sales and writedown of assets in the accompanying statement of operations.

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

         Sprint currently owns 4,804,231 shares (37.2%) of the Company's common stock and 621,104 shares (83.3%) of the Company's preferred stock.

         On July 7, 1999, at a special meeting of PCTV's Stockholders, the Company's common and preferred stockholders approved the Merger Agreement. Consummation of the merger remains subject to customary closing conditions, including receipt of approval from the Federal Communications Commission. As part of the merger, Sprint will acquire all of the frequency licenses and leases the Company holds. If the merger has not closed by December 31, 1999, the merger agreement may be terminated by Sprint or the Company unless the terminating party has defaulted under the agreement. There can be no assurance this merger will be completed.

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the corresponding discussion and analysis included in the Company's Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS:

Strategic Direction

        The Company's strategy has been to focus on (i) further development of its high speed internet access services and private data communications services, which are marketed under the name SpeedChoice, (ii) the launch of its digital video transmission service in the Company's Phoenix market, which is marketed under the name DigitalChoice TV ("DCTV"), and (iii) further technical analysis of the potential use of the Company's wireless spectrum for two-way transmission services. The Company first began offering the SpeedChoice service in the Detroit market in October 1997 and in the Phoenix market in March 1998. The Company launched its DCTV service in Phoenix in the first quarter of 1999 and the SpeedChoice two-way service in the Phoenix market in the second quarter of 1999. The Company does not currently have plans to launch DCTV in any of its other markets. Both the SpeedChoice service and DCTV service are new products for the Company and there can be no assurance that the Company will be able to attract and retain the customer base necessary to compete successfully with existing competitors or new entrants in the market for high speed data communications and video programming services.

Revenues

        Revenues decreased $1.6 million or 23% from the three month period ended June 30, 1998 to 1999 and $3.0 million or 22% for the six month period ended June 30, 1999. The decrease for the three and six month periods is principally attributable to a lower video customer count ($2.2 million and $4.3 million for the three and six month periods, respectively) resulting from the Company's suspension of the growth of its analog video customer base and the sale of certain service contracts and equipment related to providing analog video service to multiple dwelling units ("MDU"s) in July 1998 which accounted for 11,600 customers and $1.1 million and $2.2 million for the three and six month periods, respectively of the decline in revenues from 1998 to 1999. This is partially offset by increased SpeedChoice revenue ($.6 million and $1.1 million for the three and six months, respectively) and higher rates charged on the video service ($.1 million and $.3 million for the three and six months, respectively). Video customer count decreased from 62,400 at June 30, 1998 to 39,800 at June 30, 1999, or 36%. Video customer count was 45,700 at December 31, 1998. As analog video customers disconnected their service in the normal course of business due to moving, changing video services or other reasons, the Company did not actively pursue replacing these customers in keeping with its previously announced strategy of discontinuing investment in its analog video service.

Operating Costs and Expenses

        Operating costs and expenses increased $.3 million or 3% from the three month period ended June 30, 1998 to 1999 and $1.0 million or 4% for the six month period ended June 30, 1998 to 1999 primarily due to increased costs for the SpeedChoice service ($1.0 million and $2.4 million for the three and six month periods, respectively) and increased channel lease and transmit site rental costs ($.6 million and $.9 million for the three and six month periods, respectively), partially offset by decreased programming costs ($1.0 million and $1.8 million for the three and six month periods, respectively) due to suspending the growth of the analog video customer base and a reduction in professional fees ($.2 million and $.3 million for the three and six month periods, respectively).

Depreciation and Amortization

        Depreciation and amortization expense primarily includes depreciation and amortization of wireless systems and equipment and amortization of frequency rights. Depreciation and amortization expense decreased from the three and six month periods ended June 30, 1998 to 1999 principally due to the investment in analog technology being substantially depreciated at the end of 1998.

Operating Loss

        Operating loss decreased to $11.2 million from $11.8 million and to $22.1 million from $22.8 million for the three and six months ended June 30, 1999 from the comparable period of the prior year. The aforementioned decrease in revenues and increase in operating costs and expenses was offset by decreased depreciation and amortization expense. Cash flows from operating activities decreased to $(13.5) million from $(6.8) million primarily due to a decline in earnings before interest, taxes, depreciation and amortization ("EBITDA") of $4.0 million, costs associated with the withdrawn recapitalization plan ($1.0 million), and a decline in interest income, net of cash interest expense of $.6 million. Also, the net change in assets and liabilities was unfavorable in 1999 compared to 1998 ($1.1 million).

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

Gain (Loss) on Sales and Writedown of Assets

        Gain (loss) on sales and writedown of assets for 1999 includes a $1.7 million recovery of a note receivable that had been written off in prior periods and a $.3 million gain on sale of service contracts and equipment in the Chicago market.

        In 1994, the Company made a loan to the former principal stockholder of Specchio Developers Investment Corp. ("SDIC") in return for a note that bears interest at the prime rate plus 2%. This loan was collateralized by 180,000 shares of the Company's Common Stock received by such stockholder in a merger transaction in which the Company acquired SDIC in May 1994. The collateral had previously been written down to fair market value, which was the closing stock price. The fair market value of the Common Stock increased substantially during the quarter ending June 30, 1999 resulting from the pending merger with Sprint. The release of the collateral and subsequent cancellation of the Common Stock in June 1999 resulted in the Company recording a reversal of a previously reported loss of $1.7 million.

        Gain (loss) on sales and writedown of assets for 1998 includes a $1.6 million write-off of non-strategic frequency rights, partially offset by a $.4 million gain on sale of a non-strategic frequency.

Interest Expense

        Interest expense was $9.7 million and $19.3 million for the three and six months ended June 30, 1999 compared to $8.7 million and $17.1 million in the corresponding 1998 period. The increase in interest expense from 1998 to 1999 was a result of the accretion of the Senior Discount Notes. Non-cash interest expense totaled $9.5 million and $18.8 million for the three and six month periods ended June 30, 1999 compared to $8.3 million and $16.4 million in the corresponding 1998 period.

Interest Income

        Interest income was $.5 million and $1.2 million for the three and six months ended June 30, 1999 compared to $1.0 million and $1.9 million in the corresponding 1998 period. The decrease from the 1998 periods to the 1999 periods was primarily due to a reduction in cash available for investment. The Company expects interest income to continue to decrease as the cash balance available for investment decreases.

Other Income (Expense)

        Other income (expense) for the three and six months ended June 30, 1999 includes $.2 million and $1.0 million, respectively, of expense related to the Company's withdrawn recapitalization plan and $.2 million for each period of expense related to the Company's pending merger with Sprint partially offset by fees charged for use of frequencies related to the sale of MDU's of $.1 million and $.2 million for the three and six month periods, respectively. The three and six months ended June 30, 1998 include fees charged for use of frequencies related to the sale of MDU's offset by miscellaneous non-operating expenses.

Net Loss

        For the three and six month periods ended June 30, 1999, the Company incurred net losses of approximately $18.6 million and $39.0 million compared to $20.7 million and $39.0 million for the comparable 1998 periods. These net losses are principally attributable to the significant expenses incurred in connection with the development of the Company's business. The Company expects to continue to incur net losses while it develops and expands its wireless communications systems.

Year 2000

        The Year 2000 issue concerns the potential inability of information systems and technology based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. Systems that do not properly recognize such information could generate erroneous data or fail.

        The Company has implemented a five-step process in an attempt to ensure its Year 2000 readiness. The first step involved creating awareness of the Year 2000 problem, establishing a Year 2000 program team and developing an overall strategy. The second step involved assessing the Year 2000 impact on the Company, identifying core business areas, processes and systems ("systems"), identifying the systems that are not Year 2000 compliant, and prioritizing their conversion or replacement. Step three involves renovation of the systems, including converting, replacing, or eliminating certain platforms, applications, databases, and utilities that may be impacted by the Year 2000. The fourth step involves validation of the Company's systems, including testing the performance, functionality, and integration of converted or replaced systems. The final step involves implementation of converted or replaced platforms, applications, databases, utilities, and interfaces, and the implementation of contingency plans, if necessary. The Company has completed its awareness phase and its assessment phase. The Company is currently in the process of completing its renovation phase and has commenced the validation phase for all of its systems. The Company has commenced its implementation phase on certain discrete items within its systems.

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

         The Company is developing contingency plans for its worst case scenarios as part of the validation phase. At this time, the Company believes that the most critical systems are its signal delivery and reception systems, its Internet backbone and infrastructure system and its accounting and financial reporting systems. The Company believes that the failure of these critical systems because of Year 2000 issues is remote. The Company also believes that a failure of its important, but less critical, environmental controls system, sales and marketing support system and internal information system, is remote. However, if such a failure were to occur in the case of the signal delivery and reception system or the Internet backbone and infrastructure system, the Company does not anticipate that it will be able to provide timely alternative or replacement systems for these critical systems. This is primarily due to the reliance by the Company on third party vendors for providing key components of such systems. The Company has sought assurances from its vendors that their products and services will be Year 2000 compliant, and received such assurances from approximately 90% of its vendors. However, if such vendors are not Year 2000 compliant, the Company's business, financial condition and results of operations may be adversely impacted. As to vendors for which the Company has not received a survey response, the Company does not believe that the failure of these vendors to be Year 2000 compliant will have a material adverse affect on the Company.

Liquidity and Capital Resources

         Upon completion of the merger with Sprint, the business plan of the Company may change. The discussion that follows is based on the current business plan of the Company.

         Cash, cash equivalents and marketable securities decreased to $39.7 million at June 30, 1999 from $55.4 million at December 31, 1998, a decrease of $15.7 million. This decrease is primarily attributable to cash used in operating activities and investment in wireless systems and equipment, partially offset by proceeds from sale of service contracts and equipment.

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

         The Company anticipates that the development of its wireless communications systems with the SpeedChoice and DCTV service will involve capital expenditures higher than those involved in implementing analog technology because of the costs associated with the addition of a new product line, SpeedChoice services, and increased costs for the more complex converter boxes and other equipment which utilize the digital technology. The Company has approximately $39.7 million of cash, cash equivalents and marketable securities at June 30, 1999 and estimates that it will spend approximately $31.0 million in 1999 on investments in wireless systems and equipment, expenditures for required debt payments, and funding of operating losses, of which the Company has spent $15.7 million as of June 30, 1999. To fund such 1999 expenditures, the Company anticipates using the Company's available cash, cash equivalents and marketable securities. At the end of 1999, absent any new funding or unanticipated expenditures, the Company expects to have $24.4 million in cash, cash equivalents and marketable securities. This estimate is based on the current business plan of the Company and may change due to revisions in the Company's business plan or unexpected contingencies.

         The Company has entered into an agreement with General Instruments Corporation ("GIC") pursuant to which the Company is obligated to purchase 50,000 converter boxes over the three year life of the contract. The Company can cancel its minimum purchase obligation by paying a per box cancellation fee. The Company's anticipated 1999 payments for converter boxes under the terms described above have been included in the

Company's estimates of capital expenditures for 1999. The Company has purchased approximately 10,000 converter boxes as of June 30, 1999.

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

Additional Capital Requirements

        Based on its current business plan, the Company believes that it has sufficient cash, cash equivalents and marketable securities to fund its anticipated capital expenditures and operating losses through the end of fiscal 1999. To continue to develop its business thereafter, the Company anticipates that it will need to (i) complete the sale of the Company to Sprint, or (ii) refinance its existing Senior Discount Notes and Convertible Preferred Stock, and /or (iii) raise additional capital through new financings and asset sales. The Indenture related to the Company's Senior Discount Notes permits the Company to borrow approximately $25 million under a Bank Credit Facility as defined in the Indenture. The Company is continually reviewing its liquidity requirements and may seek to raise approximately $25 million of financing under such a facility. It is anticipated that such financing would be fully secured by substantially all of the assets of the Company. The Company has no offer sheets or other proposal from any party to provide any or all of such financing. If additional financing was not available to the Company, the Company would need to engage in asset sales to satisfy its liquidity requirements. On December 1, 2000 the Company is required to make its first interest payment in the amount of $21.8 million on the Senior Discount Notes. Unless it receives additional financings or completes the merger with Sprint, the Company does not expect that it will have the cash resources at that time to make this payment. If the Company does not have the cash resources to make the interest payment on such date, the Company will need to seek extensions or waivers with respect to this payment from the holders of the Senior Discount Notes. If the Company were not able to obtain any such extensions or waivers, it is expected that the Company would need to seek protection under the federal bankruptcy laws.

ITEM 3.           QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                                                                                                                 Fair
                                                                                                                 Market
                                        1999       2000     2001      2002     2003    Thereafter      Total     Value (1)
                                        ----       ----     ----      ----     ----    ----------      -----     ---------
                                                      (In   thousands, except   for interest rates)
Assets:
  Marketable Securities             $21,460      $4,000       --        --       --            --   $ 25,460     $ 25,473
  Average Yield to Maturity            5.57%       5.63%                                                5.58%

Liabilities:
  Senior Discount Notes                  --          --       --        --       --      $332,000   $332,000     $318,720
  Fixed Interest Rate                                                                      13.125%    13.125%

  Notes Payable to FCC              $   386      $  865    $ 962    $1,054   $1,156      $  4,056   $  8,479       (2)
  Average Fixed Interest Rate          9.39%       9.36%    9.35%     9.35%    9.35%         9.31%      9.34%

  Notes Payable of PCTV
      Detroit                            --      $2,344       --        --       --            --   $  2,344       (2)
  Fixed Interest Rate                               9.0%                                                9.0%

(1)      Quoted market prices as of June 30, 1999.
(2)      No quoted market price exists for these debt instruments.

                           PART II OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         A special meeting of the stockholders of the Company was held on July 7, 1999. At the special meeting stockholders approved an Agreement and Plan of Merger, dated as of April 12, 1999, among Sprint Corporation, MM Acquisition Corp., a wholly-owned subsidiary of Sprint, and the Company, and the merger contemplated by such agreement (the "Proposal"). The Proposal was approved at the special meeting with votes cast in the following manner:

         Votes For                  Votes Against             Abstain
         ---------                  -------------             -------
         13,138,146                   4,650                   2,060


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        (11) Statements regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

        (27)      Financial Data Schedule

(b)     Reports on Form 8-K

        (i) On April 15, 1999 the Company filed a Form 8-K dated April 11, 1999 relating to the Company's execution of a merger agreement with Sprint Corporation and the Company's adoption of a rights plan.

        (ii) On May 3, 1999 the Company filed a Form 8-K dated April 29, 1999 relating to an increase in the consideration to be paid pursuant to the Company's merger agreement with Sprint Corporation.

        Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized



                                             PEOPLE'S CHOICE TV CORP.
                                             -----------------------
                                                    (Registrant)


        Date: August 9, 1999                 By   /s/ Charles F. Schwartz
                                                  --------------------------
                                             Name: Charles F. Schwartz
                                             Senior Vice President and
                                             Chief Financial Officer
                                             And Principal Accounting Officer